Form 10-Q
period 1996-09-28
XOMED SURGICAL PRODUCTS INC
filed 1996-11-25
CIK 1016181

=============================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     September 28, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _____________

                  Commission file number  000-21517

                          Xomed Surgical Products, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                            06-1393528
(State or  other jurisdiction of                         (I.R.S. Employer
incorporation  or organization)                         Identification No.)


6743 Southpoint Drive N. Jacksonville, FL                   32216-0980
(Address of principal executive offices)                    (Zip Code)

                               (904) 296-9600
             (Registrant's telephone number, including area code)

                               Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [ ]           No [X]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


 Common stock, $.01 par value - 7,259,799 shares as of November 20, 1996

=============================================================================

                 Xomed Surgical Products, Inc. and Subsidiaries

                                       Index



                                                                   Page Number
                                                                   -----------
Part I. Financial Information

Item 1.         Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets
                    September 28, 1996 and December 31, 1995 ........... 2

                Condensed Consolidated Statements Of Operations
                    Three Months Ended September 28, 1996
                    and September 30, 1995, and Nine Months Ended
                    September 28, 1996 and September 30, 1995 .......... 3

                Condensed Consolidated Statements Of Cash Flows
                    Nine Months Ended September 28, 1996 and
                    September 30, 1995 ................................. 4

                    Notes To Condensed Consolidated Financial Statements
                    September 28, 1996 ................................. 5

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................. 8


Part II. Other Information

Item 1.         Legal Proceedings....................................... 13

Item 6.         Exhibits and Reports on Form 8-K........................ 13

Signatures ............................................................. 14

                 Xomed Surgical Products, Inc. and Subsidaries
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                       September 28,         December 31,
                                                                                            1996                 1995
                                                                                     ------------------    ------------------
                                                                                         (unaudited)            (note)
 Assets

 Current Assets:
   Cash and cash equivalents ........................................................   $    684              $    417
   Accounts receivable, less allowance ..............................................      8,743                11,951
   Other receivables ................................................................        588                 1,348
   Inventories ......................................................................     15,056                11,994
   Prepaid expenses .................................................................        632                   564
   Income taxes receivable ..........................................................        318                   274
   Deferred income taxes ............................................................      2,087                 1,379
                                                                                        --------              --------
 Total current assets ...............................................................     28,108                27,927

 Investments ........................................................................        531                   861
 Notes receivable from officers .....................................................        932                   332
 Property, plant and equipment, net .................................................     16,114                15,355
 Cost in excess of net assets acquired, net .........................................     44,888                46,381
 Other assets .......................................................................      3,360                 2,068
 Deferred income taxes ..............................................................        475                   199

                                                                                        --------              --------
 Total assets .......................................................................   $ 94,408              $ 93,123
                                                                                        ========              ========

 Liabilities and shareholders' equity (deficit)

 Current liabilities:
   Accounts payable .................................................................   $  4,035              $  5,841
   Accrued expenses .................................................................      4,126                 4,512
   Accrued restructuring costs ......................................................      2,617                   695
   Current portion long-term debt and capital lease obligation ......................      5,736                 4,645

                                                                                        --------              --------
 Total current liabilities ..........................................................     16,514                15,693

 Long-term debt and capital lease obligation, less current portion ..................     28,973                32,719

 Redeemable preferred stock:
   Series C, nonvoting, cumulative, $1.00 par value:  600,000 shares authorized,
     299,459 shares issued and outstanding (aggregate liquidation value of $31,293) .     31,293                31,454

 Redeemable convertible preferred stock:
   Series A, convertible, voting, cumulative, $1.00 par value; 1,200,000 shares authorized, 744,652 shares issued and outstanding (aggregate liquidation
        value of $7,348) ............................................................      7,348                 3,841
   Series B, convertible, nonvoting, cumulative, $1.00 par value; 3,500,000 shares authorized, 2,127,838 shares issued and outstanding (aggregate liq-
        uidation value of $20,996 ...................................................     20,996                22,474

 Shareholders' equity (deficit):
    Common Stock:
      Class A, voting, $.01 par value; 30,000,000 shares authorized, 690,120 shares
         issued and outstanding .....................................................          7                     6
      Class B, nonvoting, $.01 par value; 4,000,000 shares authorized, 426,777
         shares issued and outstanding ..............................................          4                     4

    Retained deficit ................................................................    (10,707)              (12,719)
    Shareholders' notes receivable ..................................................       (187)                 (349)
    Additional paid-in capital ......................................................        586                  --
    Unearned compensation ...........................................................       (419)                 --
                                                                                        --------              --------
 Total shareholders' equity...(deficit) .............................................    (10,716)              (13,058)
                                                                                        --------              --------
 Total liabilities and shareholders' equity (deficit) ...............................   $ 94,408              $ 93,123
                                                                                        ========              ========

Note: The balance sheet at December 1995 has been derived from the audited statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                Xomed Surgical Products, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                  (Dollars in thousands, except share data)

                                                                    Three Months Ended                    Nine  Months Ended
                                                             -------------------------------      -------------------------------

                                                             September 28,   September 30,        September 28,    September 30,
                                                                 1996             1995                1996             1995
                                                             --------------  ---------------      --------------   --------------
  Sales, net ..............................................  $ 15,846          $ 14,253            $  48,788        $  43,677
  Cost of Sales ...........................................     6,283             5,234               18,973           16,839
                                                             --------          --------             --------         --------

  Gross Margin ............................................     9,563             9,019               29,815           26,838
  Operating expenses:
       Selling, general and administrative ................     6,183             6,979               20,312           19,419
       Amortization of intangibles ........................       656               678                1,824            1,902
       Writeoff of acquired research and development ......      --                --                  2,380             --
       Restructuring expense ..............................      --                --                  3,093             --
       Research and development ...........................       857               633                2,576            1,791
                                                             --------          --------             --------         --------

  Total operating expenses ................................     7,696             8,290               30,185           23,112
                                                             --------          --------             --------         --------

  Operating Income (loss) from continuing operations ......     1,867               729                 (370)           3,726

  Interest expense ........................................      (687)             (728)              (2,223)          (2,307)
  Other income (expense), net .............................       175                54                  239              (82)
                                                             --------          --------             --------         --------

  Income (loss) from continuing operations before income
    tax expense ...........................................     1,355                55               (2,354)           1,337
  Income tax expense ......................................       542               142                   48              997
                                                             --------          --------             --------         --------

  Income (loss) from continuing operations ................       813               (87)              (2,402)             340
  Discontinued operations:
     Income from operations of dicontinued surgical
         drapes (less applicable income tax expense) ......      --                   2                 --                297
     Loss on disposal of surgical drapes (less
         applicable income tax expense) ...................      --              (2,485)                --             (2,485)

                                                             --------          --------             --------         --------
  Net Income (loss) .......................................  $    813          $ (2,570)            $ (2,402)        $ (1,848)
                                                             ========          ========             ========         ========

  Pro forma:

  Income (loss) from continuing operations ................  $    813          ($   182)            ($ 2,478)        $     73
  Preferrred stock dividends ..............................       538              --                  1,077              --
                                                             --------          --------             --------         --------

  Income (loss) from continuing operations available to
      common shareholders .................................       275              (182)              (3,555)              73
  Interest expense, net of taxes ..........................       290               325                  871              975
  Preferred stock dividends ...............................       538              --                  1,077             --
                                                             --------          --------             --------         --------

  Suplementary income (loss) from continuing operations ...  $  1,103          $    143             ($ 1,607)        $  1,048
                                                             ========          ========             ========         ========

  Pro forma per share:
  Income (loss) from continuing operations available to
      common shareholders .................................  $   0.06          ($  0.04)            ($  0.77)        $   0.02
                                                             ========          ========             ========         ========
  Supplementary income (loss) from continuing
      operations available to common shareholders .........  $   0.15          $   0.02             ($  0.23)        $   0.15
                                                             ========          ========             ========         ========
  Pro forma weighted average common shares outstanding ....     4,623             4,617                4,621            4,617
                                                             ========          ========             ========         ========

  Supplementary pro forma weighted average common
      shares outstanding ..................................     7,123             7,117                7,121            7,117
                                                             ========          ========             ========         ========

See notes to condensed consolidated financial statements.

                  Xomed Surgical Products, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                          Nine Months Ended
                                                                ---------------------------------------
                                                                  September 28,        September 30,
                                                                       1996                 1995
                                                                ------------------   ------------------
  Operating activities
  Net cash provided by operating activities .......................   $  2,518            $  6,214

  Investing activities
  Purchases of property and equipment .............................     (2,066)             (2,314)
  Proceeds from certificates of deposit ...........................        330                 338
  Cash and investments received from purchase of business for stock      2,000                --
                                                                      --------            --------

  Net cash provided by (used in) investing activities..............        264              (1,976)

  Financing activities
  Proceeds from revolving line of credit ..........................     21,793              19,675
  Payments on revolving line of credit ............................    (20,352)            (18,883)
  Payments on term notes payable ..................................     (4,032)             (4,805)
  Payments on capital lease obligation ............................        (64)               (119)
  Issuance of stock ...............................................        140                --
                                                                      --------            --------
  Net cash used in financing activities ...........................     (2,515)             (4,132)
                                                                      --------            --------

  Net increase in cash and cash equivalents .......................        267                 106

  Cash and cash equivalents at beginning of period ................        417                 260
                                                                      --------            --------
  Cash and cash equivalents at end of period ......................   $    684            $    366
                                                                      ========            ========

  Supplemental disclosures of cash flow information
   Cash paid during the period for:
          Interest ................................................   $  2,836            $  2,277
                                                                      ========            ========
          Taxes ...................................................   $    100            $     18
                                                                      ========            ========



  Increase in preferred stock attributable
   to accretion of curmulative preferred stock dividends:
              Series A ............................................   $    159            $    157
              Series B ............................................        612                 921
              Series C ............................................      1,288               1,842
                                                                      --------            --------
                                                                      $  2,059            $  2,920
                                                                      ========            ========




See notes to condensed consolidated financial statements.

                Xomed Surgical Products, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                (dollars in thousands, except per share data)



     Note A - Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1995, 1994, and 1993 of Xomed Surgical Products, Inc. (the "Company") in the Company's Prospectus dated October 11, 1996. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     Note B- Inventories

     The components of inventory consist of the following:

                          September 28,                 December 31,
                               1996                         1995
                     -------------------------     ------------------------
                                        (000's omitted)
     Raw Materials            $ 5,510                      $ 3,727
     Work-In-Process            1,607                        1,572
     Finished Products          7,939                        6,695
                     =========================     ========================
                              $15,056                      $11,994
                     =========================     ========================

                 Xomed Surgical Products, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements - (Continued)
                  (dollars in thousands, except per share data)


   Note C. - Pro Forma Statement of Operations

         The following unaudited pro forma statements of operations for the nine months ended September 28, 1996 and September 30, 1995 reflect: 1) the statement of operations of the Company for the periods presented as if TreBay Medical Corporation ("TreBay") was purchased on January 1, 1995; and
   2) excludes the discontinued operations of the Company for the year ended December 31, 1995. The pro forma statement of operations should be read in conjunction with the Company's Prospectus dated October 11, 1996.



                                         Nine Months Ended        Three Months Ended
                                         September 28, 1996       March 30, 1996
                                       --------------------    ----------------------

                                                                                                                        Pro
                                                Xomed                   Trebay                Adjustments              Forma
                                         ------------------    ----------------------    ------------------       --------------
   Sales, net...........................     $48,788                   $ 279                   $    -                $49,067
   Cost of sales........................      18,973                     219                        -                19,192
                                         ------------------    ----------------------    ------------------       --------------
   Gross profit.........................      29,815                      60                        -                29,875
   Operating Expenses:
      Selling, general and administrative     20,312                     299                     (154)      (a)      20,457
      Research and development.........        2,576                     138                      (66)      (a)       2,648
      Amortization of intangibles......        1,824                       -                        -                 1,824
      Write-off of acquired research
        and development................        2,380                       -                        -                 2,380
      Restructuring charges............        3,093                       -                        -                 3,093
                                       --------------------    ----------------------    ------------------       --------------
   Total operating expenses............       30,185                     437                     (220)               30,402
                                       --------------------    ----------------------    ------------------       --------------
   Operating income (loss) from
      continuing operations............        (370)                   (377)                     220                  (527)

   Interest expense                          (2,223)                      -                        -                (2,223)
   Other income (expense), net........          239                      54                        -                   293
                                       --------------------    ----------------------    ------------------       --------------
   Income (loss) before income tax
      expense (benefit)................      (2,354)                   (323)                     220                (2,457)
   Income tax expense (benefit)........          48                       -                      (27)      (a)          21
                                       --------------------    ----------------------    ------------------       --------------
   Net income (loss)...................     $(2,402)                  $(323)                    $247                (2,478)
                                       ====================    ======================    ==================
   Preferred stock dividends...........                                                                              1,077
                                                                                                                  --------------
   Net (loss) attributable to
   common shareholders.................                                                                           $(3,555)
                                                                                                                  ==============
   Pro forma net (loss) per share......                                                                              $(.77)
                                                                                                                  ==============
   Pro forma weighted average shares
      outstanding .....................                                                                             4,621
                                                                                                                  ==============

   (a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments

              Xomed Surgical Products, Inc. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements - (Continued)
              (dollars in thousands, except per share data)

 Note C. - Pro Forma Statement of Operations (continued)

                                                        Nine Months Ended
                                                       September 30, 1995
                                             -----------------------------------------
                                                                                                                   Pro
                                                   Xomed                 Trebay            Adjustments            Forma
                                             ------------------    -------------------    --------------      --------------
Sales, net...............................        $43,677                 $ 200                $    -          $43,877
Cost of sales...........................          16,839                   290                     -           17,129
                                             ------------------    -------------------    --------------      --------------
Gross profit............................          26,838                   (90)                    -           26,748
Operating Expenses:
   Selling, general and administrative.           19,419                   806                  (545)  (a)     19,680
   Amortization of intangibles                     1,902                     -                     -            1,902
   Research and development.........               1,791                   315                   (37)  (a)      2,069
                                             ------------------    -------------------    --------------      --------------
 Total operating expenses.............            23,112                 1,121                   582           23,651
                                             ------------------    -------------------    --------------      --------------

Operating income (loss) from
     continuing operations..............           3,726                (1,211)                  582            3,097
Interest expense.........................         (2,307)                    -                     -           (2,307)
Other income (expense), net...........               (82)                  185                     -              103
                                             ------------------    -------------------    --------------      --------------
Income (loss) before income tax
   expense (benefit)..................             1,337                (1,026)                  582              893
Income tax expense (benefit).........                997                     -                  (177)  (a)        820
                                                                                                              --------------
                                             ==================    ===================    ==============
Net income (loss).......................            $340               $(1,026)                 $759               73
                                             ==================    ===================    ==============
Dividends on preferred stock..........                                                                              -
                                                                                                              --------------
Net income available to common
   shareholders........................                                                                           $73
                                                                                                              ==============
Pro forma net income per share                                                                                      $.02
                                                                                                              ==============
Pro forma weighted average shares
   outstanding ............................                                                                     4,617
                                                                                                              ==============

(a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments.

                Xomed Surgical Products, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including risks associated with the ENT surgical products industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

         Sales by Market. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including a line of ophthalmic products, which the Company has recently converted from distributing through its direct sales force to distributing through independent dealers. The following table summarizes the Company's worldwide product line sales during the periods indicated.

                                             Quarter Ended                              Nine Months Ended
                                -----------------------------------------    -----------------------------------------

                                September 28, 1996     September 30, 1995     September 28, 1996    September 30, 1995
                                -------------------    ------------------    ------------------    -------------------
Sinus & Rhinology                    $5,407                  $3,795               $16,327               $12,326
Head & Neck                           4,080                   3,611                11,911                10,392
Otology                               3,069                   2,965                10,674                 9,185
                                -------------------    ------------------    ------------------    -------------------
Total Core Business                  12,556                  10,371                38,912                31,903
Ophthalmic & Other                    3,290                   3,882                 9,876                11,774
                                -------------------    ------------------    ------------------    -------------------
Total Company                       $15,846                 $14,253               $48,788               $43,677
------------------------------- ===================    ==================    ==================    ===================

         Net Sales. Net sales increased 11.7% to $48.8 million in the first nine months of 1996 from $43.7 million in the comparable period in 1995. For the quarter ended September 28, 1996, net sales increased 11.2% to $15.8 million from $14.3 million for the comparable quarter of 1995. In the core businesses of sinus and rhinology, head and neck and otology, sales increased 22.0% and 21.1% in the first nine months of 1996 and in the quarter ended September 28, 1996, respectively, over the prior comparable periods, which resulted in these product lines representing 79.8% of the Company's revenue during the first nine months of 1996 as compared to 73.0% in the first nine months of 1995. These increases were principally the result of sales generated from several new products introduced recently including the Company's Wizard and Wizard Plus powered tissue-removal systems, the Activent anti-microbial vent tube line, an otology implant line acquired in the third quarter of 1995 and a line of facial implant products. In addition, several existing product lines showed strong sales growth over the prior period including the Merocel
fluid-control products and the NIM-2    XL nerve monitoring system. The
increase in Merocel products sales was due partly to price increases resulting from moving the distribution of these products, effective on January 1, 1996, from an independent dealer network to the Company's U.S. direct sales force. Sales in the non-core area were adversely affected, however, primarily by a change in the distribution system for the Company's ophthalmic product line. On January 1, 1996, the Company commenced distribution of its ophthalmic line through an independent dealer network, with the Company selling to dealers at wholesale prices. During the first nine months of 1995, these products were distributed through the Company's direct sales force at retail pricing. This change was made to better focus the direct sales force on the ENT market. Although unit volume in the ophthalmic business was comparable between the two periods, net sales decreased as a result of the price differential from changing the distribution channel. Associated ophthalmic operating expenses also declined. Sales also declined in the non-ENT applications for the Merocel sponge material. Sales increased in several other product lines due to increased penetration of international markets primarily through recently established direct sales sites. International sales increased 22.0% and 14.9% in the first nine months of 1996 and in the quarter ended September 28, 1996, respectively, over the prior comparable periods and represented 32.8% of the Company's revenue in the first nine months of 1996 compared to 30.0% in the comparable period of 1995.

                Xomed Surgical Products, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Results of Operations  - (continued)

         Cost of Sales. Cost of sales increased 12.7% to $19.0 million, or 38.9% of sales, in the first nine months of 1996 from $16.8 million, or 38.6% of sales, in the first nine months of 1995. For the quarter ended September 28, 1996, cost sales increased 20.0% to $6.3 million, or 39.7% of sales, from $5.2 million, or 36.7% of sales for the comparable quarter of 1995. On April 15, 1994, Bristol-Myers Squibb Company sold Xomed-Treace, Inc. to the Company for a purchase price of approximately $81.0 million (the "Xomed Acquisition"). In accounting for the Xomed Acquisition, the Company allocated a portion of the excess cost of the acquisition over book value of the net assets acquired to inventory (the "Inventory Valuation Adjustment"). This allocation resulted in an increase in inventory value of $5.3 million, of which $4.8 million was allocated to the inventory of continuing operations. The inventory valued on this basis was charged to cost of sales on a FIFO basis as it was sold. This increased cost of sales in the first quarter of 1995 by $0.9 million. No such adjustment affected 1996. Without this charge, cost of sales would have increased 19.2% to $19.0 million, or 38.9% of sales, in the first nine months of 1996 from $15.9 million, or 36.4% of sales in the prior comparable period. This increase was primarily due to the change in the distribution method described above for the ophthalmic line which resulted in lower average selling prices. This increase was partially offset by the change in the distribution of the Merocel product line which resulted in higher average selling prices.

         Gross Profit. Gross profit decreased to 61.1% and 60.3% in the first nine months of 1996 and quarter ended September 28, 1996, respectively, from 61.4% and 63.3% in the prior comparable periods. Without the effects of the Inventory Valuation Adjustment discussed above, gross profit would have decreased to 61.1% in the first nine months of 1996 from 63.6% in the prior comparable period for the reasons discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.6% to $20.3 million in the first nine months of 1996 from $19.4 million in the prior comparable period. This increase was due primarily to higher commissions on a larger sales base, an increase in the average commission rate, the operating expenses of a new direct sales subsidiary in Germany, which began operations in the first quarter of 1996, and promotional expenses related to the Company's line of sinus endoscopy systems. These increases were partially offset by decreases in certain marketing and administrative expenses as a result of the cost reduction initiatives implemented in the second quarter of 1996. For the quarter ended September 28, 1996, selling, general and administrative expense decreased 11.4% to $6.2 million from $7.0 million in the prior comparable period. This decrease was due to the cost reduction initiatives implemented in the second quarter of 1996, noted above, offset partially by increases in sales commissions. As a percent of sales, selling, general and administrative expenses decreased to 41.6% and 39.0% for the first nine months and quarter ended September 28, 1996, respectively, from 44.5% and 49.0% in the comparable 1995 periods. The decrease as a percent of sales relates to a higher level of sales combined with certain cost reduction initiatives implemented in the second quarter of 1996.

         Write-off of Acquired Research and Development. The acquisition of TreBay in April 1996 was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual TreBay assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996.

         Restructuring Charges. During the second quarter of 1996, the Company's new management team initiated cost savings programs that resulted in reductions of 50 employees at the Company's three domestic locations. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters and 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility. The restructuring eliminated redundant overhead at the sites, and the Company expects these actions to yield cost savings primarily in general and administrative expense. The Company

                 Xomed Surgical Products, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations - (continued)

incurred a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees. Most of the affected employees were terminated in the second quarter of 1996 with severance beginning at that time. The company expects to have paid out approximately 70% of the severance payments by December 31, 1996.

         Research and Development. Research and development expenses increased 41.7% to $2.5 million in the first nine months of 1996 from $1.8 million in the first nine months of 1995 and increased as a percent of sales to 5.2% from 4.1% during the same period. Similarly, research and development expenses increased 35.4% to $857,000 or 5.4% of sales for the quarter ended September 28, 1996 from $633,000, or 4.4% of sales for the comparable period in 1995. This increase is primarily the result of project expenses related to the development of the new XPS powered tissue-removal system and the Powerforma drill system.

         Interest and Other. Interest expense decreased 3.6% and 5.6% during the first nine months of 1996 and for the quarter ended September 28, 1996, respectively, over comparable periods of 1995 due primarily to lower average debt levels during the current year periods. Interest expense related principally to the Company's secured term loan facility (the "Term Loan") and the Company's secured revolving credit facility (the "Revolving Credit Facility") as described below in "Liquidity and Capital Resources." Other income (expense) reflected income of $239,000 for the first nine months of 1996 compared to expense of $82,000 in the comparable period of 1995. Other income (expense) for the quarter ended September 28, 1996 reflected income of $175,000 compared to income of $54,000 in the comparable period of 1995. These increases in income are principally related to a lump sum settlement payment of $150,000 received from a third party related to a non-compete agreement violation.

         Income Taxes. The Company's tax expense of $48,000 on a $2.4 million loss for the first nine months of 1996 varies from an effective tax rate of approximately 40.0% due to the lack of tax benefit related to the write-off of in-process research and development costs, described above. Tax expense for the comparable period of 1995 was $997,000 on income of $1.3 million for an effective tax rate of 74.6%. For the quarter ended September 28, 1996, tax expense was $542,000 on income of $1.4 million, or an effective tax rate of 40.0%, and for the comparable quarter of 1995, tax expense was $142,000 on income of $55,000 for an effective tax rate of 158.2%. The tax rates for the periods in 1995 were higher than 40.0% due to losses recorded on a less than 80% owned subsidiary and losses incurred in foreign subsidiaries for which a valuation account was provided on the potential carry forward benefit.

Liquidity and Capital Resources

         The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Xomed Acquisition in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Term Loan and the Revolving Credit Facility, all cash flow generated from operations has been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. By September 28, 1996, the aggregate principal balance of the Term Loan and the Revolving Credit Facility had been reduced to approximately $34 million.

         During the nine months ended September 28, 1996, the Company generated cash from operating activities of $2.5 million as compared with $6.2 million in the prior comparable period. In the first nine months of 1996, the Company had a net use of approximately $1.2 million within inventory, accounts receivable and accounts payable as compared to a net use of approximately $200,000 in the comparable 1995 period. The inventory component increase in 1996 principally related to new products introduced during the latter part of 1995 and early 1996. In addition, the restructuring expense of $3.1 million recorded during the second quarter of 1996 lowered cash flow from operations by $1.2 million after taking into account the increase in accrued restructuring costs of $1.9 million. Additionally, increases in other operating assets were approximately $1.3 million for the nine months ended September 28, 1996.

                Xomed Surgical Products, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Liquidity and Capital Resources - (continued)

      Cash generated in investing activities was $0.3 million in the first nine months of 1996 as compared to cash used in investing activities of $2.0 million in the prior comparable period. During the second quarter of 1996, the Company acquired TreBay by issuing preferred stock. The assets acquired in this transaction included $2.0 million in cash, which is reported as a source of cash from investing activities. In addition, certificates of deposit related to a foreign subsidiary matured during the first nine months of 1996 generating $0.3 million in cash. Capital expenditures were $2.1 million and $2.3 million in the first nine months of 1996 and 1995, respectively, and related principally to purchases of manufacturing equipment.

      Cash used in financing activities was $2.5 million in the first nine months of 1996 as compared with $4.1 million in the comparable period of 1995. In general, all cash generated from operations that is not used in investing activities is used to reduce outstanding debt under the Term Loan and the Revolving Credit Facility.

      Under the terms of the Revolving Credit Facility, the Company may borrow up to $14.0 million for working capital and operating needs. The amount available to the Company at any given time is based upon various percentages of the Company's outstanding inventories and accounts receivable as determined periodically throughout the year (the "Borrowing Base"). Any excess of the principal amount outstanding under the Revolving Credit Facility over the Borrowing Base must be repaid by the Company. The outstanding principal under the Revolving Credit Facility is due and payable on April 15, 1999. Management expects that the Borrowing Base will remain at a level for the next twelve months that will not require the Company to make any repayments of principal outstanding under the Revolving Credit Facility during such period. At November 15, 1996, the Borrowing Base under the Revolving Credit Facility was $13.4 million, of which $3.5 million was outstanding and $9.9 million was available for additional borrowing. The Revolving Credit Facility is secured by substantially all the assets of the Company, contains restrictions regarding payment of dividends, incurrence of additional debt and capital expenditures and requires compliance with various financial covenants. The indebtedness under the Revolving Credit Facility bears interest, at the Company's election, either at an annual rate of 1% plus a "base rate", or at 2 1/4% plus a "eurodollar rate".

      The Company was not in compliance as of December 31, 1995 or March 30, 1996 with a financial covenant of the Term Loan and the Revolving Credit Facility that requires the consolidated shareholders' equity of the Company at the end of each fiscal quarter to be not less than $47 million plus 50% of the Company's annual net income on a cumulative basis. Waivers were obtained for this noncompliance, which resulted primarily from the write-off of goodwill in connection with the sale of the Company's surgical drapes segment. The acquisition of TreBay in the second quarter of 1996 increased the Company's shareholders' equity and brought the Company into compliance with this covenant. In addition, as of June 29, 1996, the Company was not in compliance with financial covenants under the Term Loan and the Revolving Credit Facility that require the Company, for any consecutive four quarter period, to maintain a ratio of operating cash flow to financial obligations of not less than 1.25 to 1.0 and a ratio of earnings before interest and taxes to interest expense of not less than 3.5 to 1.0. This noncompliance, for which the Company obtained waivers on September 3, 1996, resulted primarily from (i) the $3.1 million charge associated with the restructuring actions taken by the Company in the second quarter of 1996; and (ii) the $2.4 million charge in the second quarter of 1996 for costs allocated to in-process research and development in connection with the acquisition of TreBay. In conjunction with the September 3, 1996 waivers, the Company obtained amendments to the two financial covenants that, among other things, offset the effect of the foregoing charges and made the covenants less rigorous for the four-quarter period ending September 28, 1996. The Company currently anticipates that it will be in compliance with the amended financial covenants for at least one year (from the September 28, 1996 balance sheet date), although there can be no assurance of such future compliance.

                  Xomed Surgical Products, Inc. and Subsidiaries
                       Management's Discussion and Analysis
                 of Financial condition and Results of Operations



Subsequent Event

      On October 17, 1996 the Company closed on the sale of 2.5 million shares of its common stock, and on October 31, the Company's underwriters exercised their right to purchase an additional 375,000 shares of common stock (together, the "Offering"). In addition, on October 17, 1996, the Company converted its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Non-Voting Common Stock into approximately 3,372,000 shares of common stock. As contemplated by its Prospectus dated October 11, 1996, the Company used the approximately $54.7 million of net proceeds after expenses to repay the entire principal and accrued interest under the Term Loan of approximately $20.9 million, redeem $25.0 million of the Company's Series C Redeemable Preferred Stock and repay a portion of the balance on the Revolving Credit Facility. On October 31, 1996, the Company exchanged the remaining Balance of Series C Redeemable Preferred Stock for approximately 300,000 shares of common stock at the initial public offering price of $21 per share.

                Xomed Surgical Products, Inc. and Subsidiaries

                          Part II. Other Information



Item 1.       Legal Proceedings.

                  The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     *3.1.2       Second Restated Certificate of Incorporation.

     *3.2.2       Restated By-laws.

     *10.11 Fifth Amendment and Waiver Agreement, dated as of September 3, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay Medical Corporation, Bank of Boston Connecticut, The Chase Manhattan Bank (formerly known as Chemical Bank), Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

     *10.13 Agreement, dated as of September 12, 1996, by and among the Company, Warburg, Pincus Investors, L.P., Accel IV L.P., Accel Investors '94 L.P., Accel Keiretsu L.P., Elmore C. Patterson Partners, Prosper Partners, Vertical Fund Associates, L.P., Mark K. Adams, Solomon Rosenblatt, Ronald
                  J. Cercone, William R. Miller, Robert A. Reeves, First Union Capital Partners, Inc., James T. Treace, John R. Treace, Dan H. Treace, F. Barry Bays, Thomas E. Timbie, Thomas Drury and David R. Grant.

     11           Statement re:  computation of per share earnings

     27           Financial Data Schedule


------------------
     * Incorporation herein by reference to the identically numbered Exhibit to Xomed Surgical Products, Inc.'s Registration Statement on Form S-1, Registration No. 333-10515.


The Company did not file any reports on Form 8-K during the three months ended September 28, 1996.

                Xomed Surgical Products, Inc. and Subsidiaries





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Xomed Surgical Products, Inc.
                                          (Registrant)


Date: November 25, 1996                 /s/ James T. Treace
                                          James T. Treace, Chairman, President
                                          and Chief Executive Officer (duly
                                          authorized officer)


                                          _____________________________
                                          Thomas E. Timbie, Vice President and
                                          Chief Financial Officer (principal
                                          financial officer)