Form 10-K405
period 1996-12-31
XOMED SURGICAL PRODUCTS INC
filed 1997-03-28
CIK 1016181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          06-1393528
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  6743 Southpoint Drive, North
    Jacksonville, Florida                                   32216-0980
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (904) 296-9600


         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
  Not Applicable                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's Common Stock held by non-affiliates based on the closing price on March 12, 1997 was $63,547,037.

As of March 12, 1997 there were 7,333,899 shares of Common Stock $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1997 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

     As used in this Annual Report on Form 10-K, references to the "Company" or "Xomed" refer to Xomed Surgical Products, Inc. and its direct and indirect subsidiaries, unless otherwise indicated or the context otherwise requires.

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Risk Factors" under this item and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat ("ENT") specialists. The Company's broad line of products includes, in its core ENT market, powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. For the year ended December 31, 1996, approximately 84.5% of Xomed's revenues were derived from disposable or implantable products. The Company distributes its products on a worldwide basis through a 76-person direct sales organization in the U.S. and selected other countries and through a network of 121 independent distributors. Xomed is the only major manufacturer and marketer of ENT surgical products with a direct U.S. sales force exclusively serving ENT specialists. Approximately 32% of the Company's net sales was derived from international markets for the year ended December 31, 1996. With over 25 years of industry experience, Xomed believes that it has established a long-standing reputation for innovative, high-quality products and is uniquely positioned as the only major surgical products company focused on the ENT market.

     Xomed believes that the ENT market is beginning a conversion from conventional surgical approaches to less-traumatic approaches that involves the use of advanced surgical tools, such as powered tissue-removal systems and small-diameter surgical endoscopes, thereby minimizing patient trauma and reducing procedure times. Xomed believes that the adoption of these less-traumatic techniques may be driven by several factors, including economic pressures and patient demand. Minimally invasive techniques have the potential to expand the number of ENT procedures that can be performed in lower-cost outpatient or day surgery settings. Patient demand is likely to increase due to the reduced morbidity and improved outcomes. Xomed believes that the conversion in the ENT market to less-traumatic approaches will be similar to recent conversions in the general surgery market to less invasive techniques and the orthopaedic surgery market to powered instrumentation systems.

Background

     The business of Xomed was established in 1970 to manufacture and distribute ventilation tube implants for the middle ear. In 1979, the business was acquired by Bristol-Myers Squibb Company ("Bristol-Myers"). In 1989, Bristol-Myers acquired Treace Medical, Inc. and merged the two companies together forming Xomed-Treace, Inc. On April 15, 1994, Bristol-Myers sold Xomed-Treace, Inc. to the Company for a purchase price of approximately $81.0 million (the "Xomed Acquisition"). The Company is a Delaware corporation formerly known as Merocel/Xomed Holdings, Inc., which was organized for the purpose of acquiring all of the outstanding stock of Merocel Corporation ("Merocel") and of Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, "Xomed-Treace"). Merocel, which was formed in 1970, manufactures and markets a line of disposable fluid-control products primarily used in sinus surgery and rhinology. The Company, prior to April 15, 1994, consisted solely of Merocel.

     Xomed Acquisition. The Xomed Acquisition has significantly affected the Company's results of operations following the April 15, 1994 consummation of the transaction. The Xomed Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $81.0 million was allocated to the assets acquired and liabilities assumed based upon their respective fair values at date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $56.0 million was allocated to goodwill. Of this amount, $49.9 million related to continuing operations and $6.1 million related to the surgical drapes segment which was sold in July 1995 and has been presented as discontinued operations. As a result, amortization of intangibles (over a 25-year life) has been significantly increased. Further, the value of inventory of continuing operations was increased by $4.8 million and was charged to cost of goods sold for the 1994 period following the Xomed Acquisition ($3.9 million) and the first quarter of 1995 ($0.9 million) (the "Inventory Valuation Adjustment"). These costs reduced gross profit in these periods. Other intangible assets relating to foreign distribution rights were valued in connection with the acquisition, and as a result, amortization of intangibles was increased by $0.8 million for the 1994 period following the Xomed Acquisition and $0.2 million for the first quarter of 1995 (the "International Distribution Rights Amortization"). In addition, interest expense increased due to the increased borrowings to finance the Xomed Acquisition.

     The Xomed Acquisition and the Company's initial working capital were funded primarily through the issuance of $43.5 million of preferred stock and from the incurrence of approximately $45.9 million in long-term debt. In connection with the Xomed Acquisition, management implemented a restructuring plan for Xomed-Treace that included the closing of manufacturing operations in Puerto Rico and the elimination of certain overhead in other facilities.

     Discontinued Operations. In connection with the Xomed Acquisition on April 15, 1994, the tangible assets related to the surgical drapes segment, which consisted primarily of inventory and equipment, were separately identified and recorded at fair value. The goodwill related to this segment was also determined as of April 15, 1994 based on an independent valuation. In July 1995, the Company decided to dispose of the surgical drapes segment and finalized an agreement to exchange the segment's assets for cash, notes receivable, inventory and fixed assets of several otology product lines of an unrelated entity (the "Otology Acquisition"). There were no significant intangibles such as customer lists or patents acquired in connection with the Otology Acquisition, nor was any work force transferred. Due to the significance of the monetary assets received, the transaction was recorded at fair value which resulted in a loss on discontinuance of approximately $2.5 million (after a $1.4 million tax benefit) in the third quarter of 1995. See Note 3 to Notes to Consolidated Financial Statements. There was no intent to dispose of the surgical drapes segment at the time of the Xomed Acquisition. The surgical drapes segment has been presented as discontinued operations.

     Change in Distribution Channels. On January 1, 1996 the Company effected two changes in its product distribution to focus the Company's resources on its core product lines of sinus and rhinology, head and neck and otology. The first involved changing from distributing its ophthalmic product line through its direct sales force to distributing this line through an independent dealer network. As a result of this change, the Company's net sales were approximately $2.1 million lower in 1996 than they would have been if the ophthalmic product line had continued to be distributed through the Company's direct sales force.

     The second change involved moving the distribution of the Company's Merocel fluid-control products from an independent dealer network to the Company's U.S. direct sales force. As a result of this change, the Company's net sales were approximately $1.2 million higher in 1996 than they would have been if the Merocel product line had continued to be distributed through independent dealers.

     Acquisition of TreBay. The Company's acquisition of TreBay Medical Corporation ("TreBay") in April 1996 has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996. The in-process research and development was valued based upon an independent valuation utilizing management's projections of cash flows and cost to achieve technological feasibility of the products. Estimated costs to achieve technological feasibility are approximately $300,000 which are expected to be incurred over the next two years and are related to clinical testing and product design modifications. The acquisition was funded through the issuance of approximately $2.8 million of redeemable preferred stock and $3.7 million of convertible preferred stock.

     Restructuring Charges. During the second quarter of 1996, the Company's new management team initiated cost savings programs that resulted in reductions of 50 employees at the Company's three domestic locations. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters and 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility that was closed in December 1996. The restructuring eliminated redundant overhead at the sites, and the Company expects these actions to yield cost savings primarily in general and administrative expense. The Company incurred a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees. Most of the affected employees were terminated in the second quarter of 1996 with severance beginning at that time. As of December 31, 1996, the Company had paid out approximately $2.0 million or 83% of the severance benefits and had paid out approximately $100,000 in other exit costs.

     Other Recent Events. In December 1995, the Company became the worldwide distributor of Implantech Associates, Inc.'s line of facial plastic implants to the ENT market. In April 1996, the Company became the exclusive distributor of BOSS Instruments Ltd.'s line of hand instrumentation products to the U.S. ENT market. The Company introduced in the second quarter of 1996 its Wizard Plus powered tissue-removal system and NIM-2(R) XL nerve monitoring system. In the fourth quarter of 1996, the Company introduced the Powerforma electric drill system.

     On October 11, 1996, the Company completed its initial public stock offering, followed on October 31, 1996 by the underwriters' exercise of their overallotment option. The Company raised net proceeds of $54.0 million through the sale of 2,875,000 shares of its Common Stock, $.01 par value ("Common Stock"). The net proceeds were used to repay the Company's term loan totaling $20.8 million including interest, repay $8.2 million under its revolving line of credit and redeem $25 million of Redeemable Preferred Stock.

Market Opportunity

     More than an estimated 20,000 ENT specialists, also known as otorhinolaryngologists, currently practice in the U.S., Canada, Western Europe, Japan, Australia, South America and the Middle East (collectively, "worldwide"), with approximately 9,000 of those specialists practicing in the U.S. ENT practitioners specialize in the diagnosis and treatment of diseases and conditions affecting the ear, nose and throat. ENT surgeons are also typically experts in tumor-related diseases of the head and neck. Increasingly, ENT surgeons are expanding their practice to include facial plastic and reconstructive surgery. Of the estimated 9,000 ENT specialists in the U.S., an estimated 3,300 currently practice facial plastic and reconstructive surgery.

     ENT procedures currently pose the following challenges:

     (i) In many of these procedures, the target tissue is adjacent to critical anatomy, including the brain, sensory centers and facial motor nerves, limiting the surgeon's maneuverability and requiring very small, precise movements;

     (ii) The anatomy in the region generally contains many blood vessels, leading to significant blood loss during surgery that may obscure the surgeon's vision, as well as increase patient complications, or morbidity;

     (iii)The affected areas are often very small in size and require the surgeon to perform microsurgery through the use of magnifying devices such as small-diameter surgical endoscopes ("microendoscopy"); and

     (iv) The affected areas are often behind significant bony structures, including the skull, the penetration of which can entail significant patient trauma and lengthy procedure times.

     Conventional hand-held surgical instruments typically used during ENT procedures do not provide the surgeon with sufficient power or precision to minimize trauma and blood loss during the procedure and can contribute to unnecessary pain, swelling and scarring following the procedure. In addition, the need to repeatedly remove and reinsert conventional hand-held instrumentation from the surgical site during procedures can increase patient trauma and operating time. The Company believes that the limitations of conventional hand-held surgical instruments create a significant opportunity for the development of instruments designed for specific ENT procedures, including powered tissue-removal instrumentation and visualization products, that will make these procedures easier and faster to perform and less traumatic to the patient.

     The Company believes that the following factors will drive growth in the market for surgical instruments, devices and supplies for ENT surgeons:

     Advancements in Procedure-Specific Instrumentation0 . The Company believes that the introduction of new tools and instrumentation will enable ENT surgeons to better address the current challenges of ENT procedures. For example, powered cutting devices adapted for use in particular surgical procedures will allow surgeons to cut and extract tissue and penetrate bone with more speed, control and precision than conventional hand-held instruments, thereby minimizing patient trauma and reducing procedure times. The Company anticipates that the blades for these newly developed powered cutting devices will be disposable and thus sales of these blades will represent a significant portion of the market growth of these devices. By providing ENT surgeons with greater access to difficult-to-reach surgical sites and reducing trauma to the patient, new procedure-specific instruments potentially will increase the total number of procedures performed.

     Clinical and Cost Benefits for Patient, Surgeon and Payor. The Company believes that the adoption of these less-traumatic ENT procedures may be driven, in part, by economic pressures. Due to the reduced patient morbidity associated with less-traumatic techniques, certain procedures previously performed in hospitals and requiring longer stays can now be performed in lower-cost outpatient or day surgery settings. In addition, powered tissue-removal instrumentation allows for reduced operating times.

     Demand From Significant Patient Populations. Sizable patient populations suffer from conditions which can be treated by ENT surgical procedures. As less-traumatic instrumentation and techniques become available, the portion of these patients who will elect to undergo these procedures is likely to increase. In particular, patient demand for endoscopic sinus surgery as well as facial plastic surgery will, in the Company's view, increase as the pain and morbidity associated with these procedures is reduced through better instrumentation and techniques.

     Ease of Market Conversion. The Company believes that ENT surgeons will readily adopt new devices and instrumentation designed to meet the challenges of specific surgical procedures because of the advantages they offer over conventional instrumentation. The Company further believes that physicians will require minimal additional training (usually two to three days) to use these instruments. In addition to its functional advantages, powered instrumentation should, in the Company's view, be attractive to ENT surgeons because it requires only a relatively modest capital investment.

Strategy

     The Company's objective is to enhance its position in the ENT market. The principal elements of its strategy to meet this objective are outlined below.

     Focus on the ENT Market. The Company believes that, as the only major provider of surgical products with a direct sales force exclusively serving the ENT surgeon, it is well-positioned to participate in any growth in the ENT surgical market. The Company intends to continue to develop and maintain close relationships with ENT specialists from whom it has gained significant brand recognition and loyalty. The Company believes that it presently sells products to substantially all the ENT specialists in the U.S. Accordingly, the Company believes that a significant opportunity exists to increase penetration of its existing customer base.

     Facilitate ENT Market Conversion to Less-Traumatic Approaches. The Company believes that the ENT market is beginning a conversion to less-traumatic approaches that is similar to recent conversions in the general surgery market to less invasive techniques and the orthopaedic surgery market to powered instrumentation systems. The Company intends to facilitate conversion of high volume ENT procedures to less-traumatic techniques. The procedures targeted by the Company include sinus surgery, the removal of tonsils and adenoids, face and brow lifts and facial sculpting. To facilitate this conversion, the Company plans to continue its collaborative efforts with leading ENT surgeons to create products that allow physicians to re-engineer standard operating procedures to reduce patient trauma and operating time. The Company believes that the development of powered tissue-removal instrumentation systems for use in ENT procedures will play a central role in this conversion and accordingly will continue in its efforts to develop and introduce such powered instrumentation.

      Continue to Innovate; Emphasize Internal Research and Development. The Company plans to develop new proprietary products and product enhancements primarily through internal research and development efforts. The

Company expects that it will invest approximately $3.8 million in research and development in 1997. The Company has introduced numerous technological advancements in the ENT market.

     Maintain a Broad Line of ENT Products; Emphasize Disposable and Implantable Products. The Company seeks to maintain a broad product line that addresses all of the surgical needs of ENT specialists. The Company's current product line consists of approximately 4,000 stock keeping units (SKUs), including equipment, disposable products and implantable devices. The Company places particular emphasis on disposable products and implantable devices, which represented 84.5% of the Company's sales in 1996, as compared with 82.7% of the total 1994 sales of the Company and of Xomed-Treace, which the Company acquired in 1994. One of the Company's principal objectives is to continue to develop additional disposable products for use with its instrumentation systems.

     Continue to Expand its Global Distribution Network. The Company believes that significant growth opportunities exist through the expansion of its global distribution network. The Company distributes its products worldwide through a 76-person direct sales force in the U.S. and selected other countries and through a network of 121 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis. Approximately 29% of the Company's net sales in 1995 and 32% of its net sales in 1996 were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through 102 independent international distributors, many of whom distribute the Company's products exclusively.


Major ENT Subspecialties

     The three major ENT subspecialties within the ENT market are sinus and rhinology, head and neck and otology.

   Sinus and Rhinology

     The majority of surgical procedures within the sinus and rhinology subspecialty address disease and inflammation of the sinuses, due to enlarged tissue, deviated septum, infection, trauma or allergies.

     Endoscopic Sinus Surgery. Large numbers of the U.S. population suffer from chronic sinusitis. Although sinus medications provide temporary relief from symptoms, they may not resolve the underlying cause of the disease or inflammation and surgery is frequently required. ENT specialists utilize several methods of treatment, including medication and surgical intervention, to provide patients with symptomatic relief of sinus disease. In traditional sinus surgical procedures, surgeons remove the affected tissue or obstruction, such as a polyp, through the use of forceps. However, with traditional surgical instruments, ENT surgeons may have limited ability to visualize and gain access to the deeper sinus cavities through the natural sinus passageways and also experience significant difficulty gaining the control needed to remove the tissue effectively. This can result in uneven cutting and tearing, which in turn causes trauma to the surrounding tissue. In some cases, bony structures and tissue obstruct the nasal passageway, further complicating the procedure.

     Although a less-traumatic method for performing sinus surgery with powered tissue-removal instrumentation was introduced in 1993, much of the instrumentation used at the time was originally designed for arthroscopic procedures (less invasive knee surgery). Since this instrumentation was not designed specifically for sinus surgery, its use for these procedures was cumbersome and prone to clogging. Overall operating time of procedures performed with this method can be reduced by approximately 25% from that of traditional surgical methods due to the greater ease of accessing structures, the improved visualization at the site and the quicker removal of tissue with powered instrumentation.

     Rhinoplasty and Septoplasty. Rhinoplasty involves the surgical reconstruction of the nose to treat bone defects or trauma or to improve the appearance of the nose cosmetically. ENT surgeons generally use either a bone shaver or a rasp to shape or reduce the targeted area or a chisel to cut the bone. The use of a shaver or rasp results in significant post-operative swelling and the use of a chisel carries with it a significant risk of error. Septoplasty, the surgical correction of a defect, disease or trauma to the septum, is often done in conjunction with sinus surgery or rhinoplasty.

  Head and Neck

     The head and neck subspecialty encompasses a wide range of procedures, including laryngeal (throat) surgery, skull-base surgery, facial tumor removal and facial plastic surgery.

     Laryngeal Surgery. Throat-based procedures include the removal of the tonsils (tonsillectomy) and adenoids (adenoidectomy), the removal of lesions, polyps and tumors on the throat or vocal cords and the surgical reduction of the uvula (the flap of tissue at the back of the throat and the soft palate).

     Tonsillectomies and adenoidectomies, are performed to treat chronic inflammation and soreness. In traditional tonsillectomies, surgeons use either forceps or snares to grasp and pull the tonsils out, or alternatively they cut away the tonsils with an electrocautery device. The use of these instruments can cause swelling, pain and post-operative bleeding. For adenoidectomies, surgeons traditionally utilize a curette, a small hand instrument, to scrape out the inflamed tissue. Due to the limited precision of a curette in removing this tissue, adenoidectomies involve many of the same problems experienced in tonsillectomies.

     Lesions, polyps or tumors on the throat or vocal cords are presently removed using either hand instrumentation, an electrocautery device or a laser. The use of hand instrumentation, electrocautery devices or lasers may result in damage to the surrounding tissue. In addition, lasers and electrocautery devices can destroy the affected tissue and thus prevent the subsequent pathological testing of a tissue sample.

     Uvulopharyngoplasty is a procedure in which the uvula and the soft palate are surgically reduced in the throat to reduce snoring and breathing interruptions (sleep apnea). The use of electrocautery devices or lasers to perform this procedure is again associated with swelling and pain.

     Skull-base Surgery. Skull-base surgery includes those procedures in which the affected anatomy, generally a tumor, is located within or near the skull. A common skull-base procedure is the removal of an acoustic neuroma, a benign tumor located on the cranial nerve adjacent to the inner ear. The symptoms of this condition include hearing loss, ringing in the ears, loss of balance, pain and headaches. Surgical removal is the only treatment alternative for persons with an acoustic neuroma; however, the traditional procedure involves drilling through the dense bone behind the ear to access the nerve, a procedure that generally takes between six to eight hours to perform and frequently results in a residual hearing loss.

     Facial Tumor Removal. ENT surgeons perform numerous procedures in order to remove facial tumors from the head and neck area. Surgical resections in this area are particularly critical procedures to perform because of the numerous motor nerve branches within the surgical area. Due to the potential complications from severing a nerve, the identification and monitoring of nerves during most facial tumor procedures are becoming a standard of care. These surgeries frequently require laser incisions in cosmetically important areas and post-operative cosmetic and functional defects are common.

     Facial Plastic Surgery. Approximately one-third of ENT surgeons in the U.S. currently perform facial plastic procedures. The number of elective procedures for cosmetic purposes is likely to increase in conjunction with the general aging demographic trend of the U.S. The procedures covered in this area include: the placement of facial implants to correct defects or augment features in the face; correction and smoothing of wrinkles; facial lifts, which involve stretching the muscles and skin of the face; and facial sculpting, which involves the removal of fat around the neck.

     Other common facial plastic surgical procedures include face and brow lifts. During these procedures, the surgeon peels the skin at the hair line, pulls the facial muscles and skin taut and then stitches the long incision made at the hair line. In addition to the post-operative swelling and bruising from the procedure, the patient is left with a relatively large scar at the hair line from the long incision needed to access the entire facial region. During facial sculpting, the surgeon removes fat away from the neck area using a suction cannula, a device which evacuates fat from the facial tissue. As a result of the aggressive way in which the suction cannula evacuates the fat from the neck area, the patient experiences significant swelling and bruising following the surgical procedure.

  Otology

     Common otology procedures include myringotomies (which generally involve the insertion of ventilation tubes in the middle ear) and stapedectomies (the replacement of middle ear bones with middle ear prosthetic implants).

     Ventilation tubes are used to treat chronic middle ear infection. Their placement is one of the most common surgical procedures performed in children, with over 1.0 million of these procedures performed in 1996 in the U.S. Conductive hearing loss is caused by damage to the ossicular bone chain in the middle ear from disease, trauma or aging. The replacement of diseased bones of the middle ear with specially designed implants is the preferred method to restore hearing to these patients, and nearly 60,000 reconstructive middle ear procedures are performed in the U.S. each year. Re-engineering in the design and material of the prostheses has, in recent years, improved surgeon technique and patient hearing outcomes.


Products

     The Company designs, develops, manufactures, and markets surgical instruments and related disposables and accessories for use by ENT surgeons. The Company believes its broad product lines focused on ENT procedures allow it to be a complete provider to its ENT customer base. The Company also designs, develops and manufactures surgical products for use during ophthalmic and orthopaedic procedures. Set forth below is a description of the Company's products by related subspecialty:


   Sinus and Rhinology

     Approximately 34% of the Company's net sales in 1996 and 28% of its net sales in 1995 were derived from a broad line of powered tissue-removal instrumentation systems, visualization products, fluid-control products and hand instruments designed for microendoscopic sinus surgery. The Company has devoted a significant portion of its investment in research and development to the development of procedure-specific products to capitalize on and facilitate the conversion to microendoscopic sinus surgery.

     Powered Tissue-Removal Instrumentation Systems. To date, the most significant product innovation facilitating the conversion of sinus procedures to less-traumatic techniques has come from the introduction of powered instrumentation designed for ENT procedures. In 1995, the Company introduced the first powered microdebrider product designed exclusively for use in ENT procedures. The Company's Wizard Plus product cuts soft tissue and bone through a unique oscillating blade design powered by a small, lightweight, surgical handpiece. This system, which employs disposable blades, enables the surgeon to target and remove diseased tissue endoscopically with less trauma to adjacent healthy tissue and less bleeding. Integrated suction and irrigation aid in cutting and removal of the tissue, and reduce the incidence of blade clogging. In 1995, the Company introduced the Typhoon family of disposable endoscopic blades for use with most competitors' power handpieces. In the first quarter of 1997, the Company introduced its XPS powered tissue-removal system. This new system, which employs disposable blades, offers the ENT surgeon significantly increased power with limited blade clogging.

     Visualization Products. The Company produces and distributes a competitive line of visualization endoscopic equipment designed for use in less-traumatic sinus, head and neck and otology surgery. These products include the Sharpsite rigid endoscopes and EndoScrub(R) endoscope lense cleaning system. The EndoScrub(R) endoscope lens cleaning system, which was introduced in 1992 and is exclusive to the Company, allows the ENT surgeon to clean a scope lens during surgical procedures without the need to remove and reposition the scope repeatedly.

     Merocel Fluid-Control Products. The Company maintains a strong franchise with its proprietary disposable fluid-control products (surgical sponges), developed with proprietary polymer technology to control blood loss and simultaneously minimize adhesions at the surgical site. Under its Merocel brand name, the Company markets its fluid-control products in a broad array of sizes and shapes, designed primarily for use in sinus and rhinology procedures.

     Hand Instrumentation. In April 1996, the Company became the exclusive distributor for BOSS Instruments, Ltd. in the U.S. ENT market, and as a result now provides a complete line of sinus surgery hand instrumentation. Over 400 patterns have been developed to provide surgeons with an ergonomic design and performance that affords surgeons precision during surgical procedures.

     Rhinology Products. The Company's products for use during surgical repair of the nose include internal and external nasal splints, nasal catheters and airway and irrigation catheters.


   Head and Neck

     Approximately 25% of the Company's net sales in 1996 and 24% of its net sales in 1995 were derived from products and devices related to the head and neck anatomy. The Company has a strong brand franchise in this product subspecialty with its nerve monitoring, powered systems and facial plastic implant products. Surgical techniques are being developed in the head and neck subspecialty which use the more precise tissue removal of powered instrumentation systems, similar to those being used in sinus surgery, to lessen trauma and bleeding. The Company believes there is significant opportunity to capitalize on and facilitate the conversion of this subspecialty to these new techniques.

     Powered Tissue-Removal Instrumentation Systems. The Company is currently developing powered tissue-removal instrumentation systems for use in various head and neck procedures that incorporate the Company's technology for its powered sinus tissue-removal instrumentation systems. These powered systems are being designed for use in uvulopharyngoplasty and facial sculpting as well as in the removal of polyps, lesions and tumors located on the vocal cords. The Company anticipates that these powered systems will employ disposable blades. In the case of vocal cord polyps, the Company believes that these new procedures will not only decrease patient trauma associated with existing methods but will also, unlike lasers and electrocautery devices, enable samples of the affected tissue to be tested pathologically following surgical removal. In the cases of uvuloplasty and facial sculpting, the Company believes that the use of less-traumatic procedures employing powered tissue-removal will increase patient demand for these procedures.

     Powered Drill Systems. Precision, high-powered drilling is required in head and neck surgery to access tumors or tissue behind bone structures. The Company manufactures and markets a line of electric and air powered drilling systems for such procedures, including the Powerforma electric drill system introduced in the fourth quarter of 1996 which consists of a power console, surgical handpiece and disposable and reusable cutting burrs. This new system, which employs disposable and reusable cutting burrs, provides the ENT surgeon with significantly increased cutting speed and precision that will reduce the time necessary to complete these head and neck surgical procedures.

     Nerve Monitoring Systems. The Company's NIM-2(R) XL nerve monitor products, which were first introduced in February 1995, identify and monitor crucial motor nerve branches during various head and neck procedures. The identification of nerves during many head and neck procedures is becoming a standard of care because the inadvertent cutting of any branches of these nerves could result in facial paralysis. The NIM-2(R) XL provides surgeons with visual and audio indicators through a system which includes a battery-powered electromyographic
(EMG) monitor, disposable electrodes and nerve stimulators.

     Facial Plastics Products. Increasingly, ENT surgeons are performing more facial plastic procedures, including face and brow lifts, facial sculpting and cosmetic facial implants. The Company provides a broad array of products and devices for the facial plastic market. In December 1995, the Company became the worldwide distributor for Implantech Associates, Inc. in the ENT market, and as a result now provides a broad line of facial plastic implants, including implants to augment the chin, nose and cheek.

     Hand Instrumentation. As the exclusive distributor for BOSS Instruments, Ltd. in the U.S. ENT market, the Company provides a broad line of hand instrumentation for facial plastic surgery. These products are designed to increase surgeon precision and reduce patient swelling and recovery time.

     Specialty Products. The Company's Laser-Shield II(R) is a laser resistant endotracheal tube used in throat-related surgery performed with lasers. The Company believes that the Laser-Shield II(R) is safer and more reliable than current alternatives.

   Otology

     Approximately 21% of the Company's net sales in each of 1996 and 1995 were derived from otology products. The Company possesses a strong franchise and significant market share in this segment of the ENT market. The Company's otology products include ventilation tubes, middle ear implants and instrumentation used to repair conductive hearing loss and correct other problems associated with the ear. The Company believes that the conversion of ENT procedures to less-traumatic techniques is more likely to have a significant effect on the sinus and rhinology and head and neck subspecialties than on the otology subspecialty.

     Ventilation Tubes. Vent tubes are small tubes surgically implanted into the ear drum to provide ventilation to the middle ear. Vent tubes are primarily used in younger children with severe middle ear infection. The Company markets a full line of vent tubes, including its proprietary Activent anti-microbial tube.

     Middle Ear Implants. The Company develops and markets middle ear prostheses used to reconstruct any or all of the three bones of the middle ear, primarily in cases of otosclerosis and chronic middle ear infection. These permanent implants are made of stainless steel, porous polyethylene, hydroxylapatite and other bio-compatible materials.

     Microsurgical Instruments. The Company sells a broad line of microsurgical hand-held instruments such as otoscopes, vent tube inserters, disposable blades, proprietary suction irrigators and specialized instruments to insert and implant middle ear prostheses.

     Specialty Products. The Company's specialty otology products include absorbent dressings, ear plugs, ear protectors, disposable kits for ear surgery and other disposable surgical instruments. They also include the Company's proprietary Redi-Bur(R), the only disposable micro drill available for ENT procedures. The Company also produces and markets the Skeeter(R) otologic drill system which is designed for middle ear procedures.

   Ophthalmic and Other

     Approximately 21% of the Company's net sales in 1996 and 27% of its net sales in 1995 were derived from ophthalmic and other products, with substantially all of such sales from ophthalmic products. The Company develops and manufactures instruments and disposable products for use during various ophthalmic procedures. These products are marketed under the Solan trademark through distributors specializing in the ophthalmic products market. These instruments include forceps, needle holders, hooks, probes and scissors. The Company's disposable products relating to ophthalmic surgery and procedures are micro knives, cannulae, trephines, blades, sponges, cauteries, pen lights and other miscellaneous products and kits. The Company recently has dedicated a senior executive to managing the marketing of its ophthalmic products. In connection with its acquisition of TreBay in April 1996, the Company acquired certain devices and disposable products for use during orthopaedic surgery which the Company markets through distributors under the TreBay name.

   Launch of New Products and Sales Policies

     The Company seeks to maintain inventory levels that provide its customers with a high standard of service. In addition, the Company may build inventories in advance of new product launches to support sales as well as to provide its sales force with product samples. The Company generally allows its customers to return products for any reason within 45 days of shipment.


Sales and Marketing

     The Company has an established worldwide distribution system with an ENT-focused direct sales force, international distributor alliances and independent distributors for select product specialties and geographic markets.

     The Company sells to substantially all of the ENT specialists in the U.S. through its direct sales force. The Company is the only major manufacturer and marketer of ENT surgical products with a direct sales force exclusively serving ENT specialists. The Company's U.S. sales force focuses its efforts on developing and maintaining business relationships with ENT specialists and those surgeons at leading academic institutions who are considered to be influential in the ENT field. The ability of the Company to build and maintain these relationships within the medical community provides a powerful base for the distribution network and what the Company believes to be a significant competitive advantage, especially in the area of product development. The Company's direct U.S. sales representatives are compensated exclusively through sales commissions. The Company's nine marketing personnel specialize according to subspecialty within the ENT market as well as by category of product.

     In the international market, the Company sells through both a direct sales force and through distributors. The Company maintains a direct sales presence in Canada, the United Kingdom, France, Australia and Germany. The Company sells its products to other countries in Europe, Asia Pacific, Africa, Central and South America using distribution partners. Prior to its divestiture from Bristol-Myers in 1994, the Company shared sales and service personnel with Zimmer International, a division of Bristol-Myers, in selected countries. The Company believes it has experienced significant international sales gains as a result of creating in certain markets a dedicated sales force focused exclusively on selling its products.

     The Company has an exclusive arrangement with the International Center for Otologic Training (ICOT), an organization affiliated with the Georgia Ear Institute in Savannah, Georgia. The charter of ICOT is to train internationally-based ENT surgeons, many from developing countries, in new and advanced ENT surgical techniques. The Company provides financial support to the ENT surgeons attending ICOT in the form of partial tuition. As a result of this relationship with the Company, the Company believes that these physicians and their affiliated hospitals will be more inclined to purchase the Company's products upon returning to their respective countries.

     The Company utilizes specialty distributors to market its non-ENT products in the U.S. The Company's Solan ophthalmic products are marketed in the U.S. through a network of dealers specializing in ophthalmic product sales. Outside of the U.S., the Solan ophthalmic product line is marketed through the same direct and independent distributor system as the Company's ENT product lines. The TreBay brand of orthopaedic products is marketed in the U.S. through independent orthopaedic product distributors.


Product Development

     The Company believes that it has a strong base of proprietary engineering, manufacturing and bio-materials capabilities. Although it has in the past relied in part on strategic acquisitions and licensing of third-party technology to develop a broad line of ENT products, the Company believes it has gained expertise in the core research and development areas relevant to the production of new ENT surgical products. Primarily through internal research and development efforts, the Company plans to continue to develop new proprietary products, often in collaboration with leading ENT surgeons, that allow surgeons to perform their current or future procedures in a less-traumatic manner with more precision, less surgical time and greater simplicity. The Company believes that the strong network it has built through its marketing focus on ENT specialists gives it a competitive advantage in implementing this strategy.

The Company also from time to time may evaluate strategic acquisitions and licensing of third party technology to further expand and enhance its product line.

     The Company has entered into royalty agreements or, in certain cases, consulting agreements, with more than 30 ENT specialists as part of its product development activities. The royalty agreements generally provide that the specialist is entitled to a percentage of the revenues generated from the Company's sales of products developed by the Company in collaboration with the specialist. In addition, the royalty agreements generally provide that all products developed in collaboration between the specialist and the Company will be the exclusive property of the Company, subject to the specialist's right to receive royalties. The Company is not obligated to make material payments under any of the royalty or consulting agreements.

     The Company employs mechanical, electrical, materials and polymer engineers to develop the various products offered or contemplated by the Company. The Company's research and development department has a broad range of electro-mechanical skills to address its variety of hand instruments, implants, electrical powered systems, polymer products and disposable products. Currently, the Company's research and development department consists of eleven engineers experienced in various technical specialties that complement the Company's core products.

     The research and development engineers work closely with leading surgeons in assessing new surgical procedures for opportunities to develop products that will complement current products and new "state of the art" devices that fit within the overall Company's business strategy of being the industry leader in innovative microendoscopic instrumentation and implants. During 1996, 1995 and 1994, the Company spent $3.7 million, $2.4 million, and $2.0 million, respectively, in connection with research and development activities. The Company expects that its expenditures for research and development in 1997 will be comparable to that in 1996.


Suppliers

     Although most of the purchased components utilized by the Company in manufacturing are available from more than one vendor, certain materials, including TPE-based materials and certain fluoropolymers used in its ventilation tubes, are only supplied by a single vendor. Although it is not presently the case, if the supply of materials from a single source vendor were interrupted in the future, replacement or alternative sources may not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would be required to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims.

Competition

     The markets served by the Company are highly competitive. The Company believes that the primary competitive factors affecting its business are the reliability, cost-effectiveness, ease of use, safety and effectiveness of its products, surgeon and purchaser familiarity with its instrumentation and third-party reimbursement policies. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the relative speed with which the Company can develop products and complete approval or clearance processes and supply commercial quantities of the products to the market are also important competitive factors. The Company believes that its ability to compete successfully in the ENT markets will depend on its ability to maintain market share of its core product base and to facilitate the conversion of traditional surgical procedures to microendoscopy surgical techniques using innovative technology developed by the Company. See "--Risk Factors--Possible Adverse Effects of Significant Competition."

     The Company competes with Smith & Nephew ENT (a division of Smith & Nephew plc formerly known as Richards Medical Company) in substantially all of the Company's ENT product lines. Stryker Corporation, Smith & Nephew Endoscopy (a division of Smith & Nephew plc) and Linvatec Corporation (a division of Bristol-Myers) offer endoscopic equipment and sinus power systems that compete with those of the Company. A number of other medical products companies offer products which are directly competitive to certain products or product lines marketed by the Company. Many of the Company's competitors and potential competitors have substantially greater capital resources than the Company. Some of the Company's competitors may have long term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry.


Government Regulation

     The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as manufacturing, labeling, promotion and recordkeeping procedures for such devices. For purposes of these regulations, the Company's products are generally treated as medical "devices." In order for the Company to market its products in the U.S., the Company must obtain from the FDA marketing clearance through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as PMA. The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time-consuming, and there can be no assurance that such clearance will be granted for the Company's products that are under development or future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

     A manufacturer may seek FDA clearance to distribute a new medical device by filing a 510(k) pre-market notification. A 510(k) pre-market notification requires the manufacturer of a medical device to establish that the device is "substantially equivalent" to medical devices legally marketed in the U.S. The 510(k) pre-market notification must be accompanied by appropriate information or data establishing the claim of substantial equivalence, which, depending on the type of product, may require animal or human clinical data. If this substantial equivalence is established to the satisfaction of the FDA, the manufacturer will receive FDA clearance for marketing of the medical device. If the manufacturer cannot establish substantial equivalence or if the FDA determines that a device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application prior to obtaining approval to market the device in the U.S. The PMA process requires laboratory and animal studies, the submission to the FDA of a request for permission to clinically evaluate the medical device in humans under an Investigational Device Exemption ("IDE"), the conduct of human studies meeting the requirements of the institutional review board of the study institution, the written informed consent of all participating patients, the submission of a PMA application, the review of the human studies by an FDA-selected scientific advisory panel and final review (including manufacturing facilities review) and approval by the FDA. This process is expensive and time-consuming, generally taking more than a year and often substantially longer.

     All of the Company's currently-marketed products either have received FDA marketing clearance pursuant to 510(k) pre-market notifications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of their status as pre-amendment devices (i.e. devices introduced into interstate commerce prior to May 28, 1976). Although the Company anticipates that, at least in the near term, its products will be evaluated under the 510(k) pre-market notification process, there can be no assurance that the Company's current or future products may not be subjected to the PMA process or that the Company's current or future products in development will receive FDA marketing clearance.

     Even if regulatory clearance to market a device is obtained from the FDA, this clearance may entail limitations on the indicated uses of the device. Marketing clearance can also be withdrawn by the FDA due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances such as the addition of new product claims. The Company has made modifications to its cleared products which the Company believes do not require submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations and not require the Company to submit new 510(k) notices for any of the changes made to its products and/or to stop marketing until new 510(k)s are cleared by the FDA.

     Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are subject to inspection on a routine basis for compliance with GMP. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

     The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     The Company may become subject to future legislation and regulations concerning the manufacture and marketing of medical devices. This could increase the cost and time necessary to begin marketing new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulations.

     Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

     For countries in the EU, in January 1995, CE mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. The Company successfully obtained certification under the ISO 9001 standards in November 1995. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, the Company must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of Sections 801(e) and/or 802 of the United States Food, Drug and Cosmetic Act.


Third-Party Reimbursement

     In the U.S., health care providers that purchase medical devices generally rely on third-party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the Health Care Financing Administration ("HCFA"), while the Medicaid program is jointly funded by HCFA and the states, which administer the program under general federal oversight. The Company believes its current products and the procedures in which such products are used are generally eligible for coverage under these third-party reimbursement programs. The Company also believes that the products it is developing and the procedures in which such products will be used will be eligible for third-party reimbursement. The competitive position of certain of the Company's products will be partially dependent upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used.

     The federal government and certain state governments are currently considering a number of proposals to reform the Medicare and Medicaid health care reimbursement system. The Company is unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Certain of the proposals, if adopted, could have an adverse effect on the Company's business, financial condition and results of operations.

     During the past several years, the major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their health care reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the health care provider. If the treatment costs less, the provider is still reimbursed for the entire fixed amount; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as the Company's instrumentation when they are furnished or used in connection with inpatient care. Many private third-party payors and some state Medicaid programs have also adopted similar prospective payment systems.

     Third-party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers.

     The Company intends to seek international reimbursement approvals for its products, although there can be no assurance that such approvals will be obtained in a timely manner or at all. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. To the extent that any of the Company's products are not entitled to reimbursement in any international market, market acceptance of such products in such international market would be adversely affected.


Patents, Trade Secrets and Proprietary Rights

     Proprietary protection for the Company's products and know-how is important to the Company's business. Thus, the Company's policy is to prosecute and enforce its patents and proprietary technology. The Company intends to continue to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     As of December 31, 1996, the Company held 47 U.S. patents and 11 foreign patents, and had filed 25 additional U.S. patent applications and 11 patent applications in certain major industrial countries. The Company is also licensed under 9 patents owned by third parties.

     The patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company currently is prosecuting its patent applications with the U.S. Patent and Trademark Office and certain foreign patent authorities, the Company does not know whether any of its remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months and there may be material patents or publications of which the Company is not aware, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that it was the first to file patent applications for such inventions.

     The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, is likely to result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third-party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternative technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's practice is to require its employees, consultants, outside collaborators and researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.


Product Liability and Insurance

     The business of the Company entails the risk of product liability claims and any such claims could have an adverse impact on the Company. The Company has taken and will continue to take what it believes are appropriate precautions, including maintaining general liability and commercial liability insurance policies which include adequate coverage for product liability claims. These policies currently provide $25 million in aggregate coverage. The Company evaluates its insurance requirements on an ongoing basis to enable it to maintain adequate levels of coverage. There can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all. The Company currently is involved in certain legal proceedings involving product liability claims. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions, and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

Employees

     As of December 31, 1996, the Company had 454 full-time employees and 10 temporary employees, including 234 in production, 52 in professional and technical positions, 49 in administration and 129 in sales and marketing. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel, most of whom joined the Company in April 1996, and upon the Company's continuing ability to attract and retain highly qualified managerial, operational, technical and sales and marketing personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key personnel or that it will be able to attract and retain additional qualified personnel in the future. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory.

Risk Factors

     The following factors are among those that may cause the Company's actual results to differ significantly from the results discussed in the forward-looking statements contained in this Annual Report on Form 10-K.

     Possible Obsolescence from Rapid Technological Change; Uncertainty as to Market Acceptance of Company's Products. The health care industry is characterized by rapidly changing technology and frequent new product introductions. The Company believes that its ability to develop and commercialize new products and enhancements of existing products is critical to its continued growth and profitability. There can be no assurance that the Company will continue to be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company incurs delays in developing new products or enhancements or if such products or enhancements do not gain market acceptance. Market acceptance of the Company's products will be determined in large part by the Company's ability to demonstrate the surgical advantages, safety and efficacy, cost effectiveness and performance features of such products, as well as to train surgeons and other operating staff in their use. The Company believes that use and acceptance by physicians and hospitals will be essential for market acceptance of certain of its products, and there can be no assurance that its products will be used or accepted. There can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

     Possible Adverse Effects of Significant Competition. The Company encounters significant competition in all markets in which it participates. Many of the Company's competitors and potential competitors have substantially greater resources, including capital, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals, which may act as a barrier to market entry. Other large health care companies may enter the market for the Company's products in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed and marketed by the Company, and such companies also may be more successful than the Company in production and marketing. Competing companies may also exert competitive pricing pressures that may adversely affect the Company's sales levels and margins. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to continue to compete successfully with existing competitors or will be able to compete successfully with new competitors.

     Dependence on New Management and Other Key Personnel. The Company's future success depends to a significant extent on the efforts and abilities of its executive officers, the majority of whom have joined the Company since April 1996 in connection with the Company's acquisition of TreBay. At the time of the TreBay acquisition, the Board of Directors determined to replace members of the Company's senior management with members of the senior management of TreBay who the Board believed were better suited to implement the Company's business strategy. Although the Company's new management has extensive experience in managing medical device companies, the inability of new management to become integrated fully into the operations of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of the services of certain of these individuals or of other key personnel could have a similar adverse effect on the Company. Although the Company has entered into an employment agreement with each of James T. Treace, its President, Chief Executive Officer and Chairman, and F. Barry Bays, its Senior Vice President, Operations and Chief Operating Officer, that includes non-competition covenants, there can be no assurance that either of these individuals or any other key employee will not terminate his or her employment with the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial, operational, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably. See "--Employees."

     Risks Associated with Newly Established International Sales Operations; Currency Exchange Risks. Within the past three years the Company has established direct sales operations in five countries. The failure of these new direct sales operations to develop successfully may have a material adverse effect on the Company's business, financial condition or results of operations. International sales (including export sales) accounted for approximately 32% of the Company's net sales in fiscal 1996 and 29% of net sales in 1995, and the Company expects that international sales will continue to be a significant portion of the Company's business. The Company's international business may be affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. The Company's establishment of direct international sales operations further increases its exposure to fluctuations in currency exchange rates, which may adversely affect reported sales and earnings, because the sales of these operations are denominated in local currency and not in U.S. dollars. At present, the Company does not engage in hedging transactions to protect against uncertainty in the level of future exchange rates between particular foreign currencies and the U.S. dollar because a majority of the sales of the Company's direct international sales operations are denominated in what the Company believes to be relatively stable currencies.

     Seasonality and Quarterly Fluctuations; Recent Net Loss. The Company's sales and operating results have varied, and are expected to continue to vary, significantly from quarter to quarter as a result of seasonal patterns, the timing of new product introductions and promotional activities. The Company believes that its business is seasonal in nature, with the third quarter of each year typically having the lowest sales and the fourth quarter of each year typically having the highest sales. Quarterly results of operations for any particular quarter may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will not adversely affect the Company's business, financial condition and results of operations. During 1996, the Company experienced a net loss of $1.2 million. This net loss resulted from (i) allocating $2.4 million of the excess of the cost of the Company's TreBay acquisition over the net assets acquired to in-process research and development and charging such allocated amount to expense during the second quarter of 1996 and (ii) a restructuring charge of approximately $1.9 million after tax during the second quarter of 1996 primarily to reflect the cost of severance payments to terminated employees as well as other restructuring charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty Relating to Third-Party Reimbursement for Costs of Products. Demand for the Company's products is likely to depend in part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will be available from government third-party payors (including the Medicare and Medicaid programs), government health administration authorities, private health insurers and other organizations. These third-party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control health care costs are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. Although the Company believes that the development of procedure-specific instrumentation for use in less-traumatic procedures may in certain cases reduce overall operating time and therefore reduce the aggregate cost of those procedures, there can be no assurance that the development of such products will have this effect or that third-party payors will reimburse the costs of such instrumentation. In addition, although the Company does not depend upon reimbursement from third-party payors with respect to its products used in surgical cosmetic procedures, there can be no assurance these procedures will not become subject to third-party reimbursement in the future. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. If coverage and adequate reimbursement levels are not provided by government or third-party payors for use of the Company's technologies or products, the Company's business, financial position and ability to market its technologies or products will be adversely affected. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. To the extent that any of the Company's products are not entitled to reimbursement in an international market, market acceptance of such products in such international market would be adversely affected. See "--Third-Party Reimbursement."

     Uncertainty of Effect of Potential Health Care Reform Measures. Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the U.S. and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the U.S. or elsewhere. Significant changes in the health care system in the U.S. or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such changes could have a material adverse effect on the Company.

     Extensive Government Regulation. The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration ("FDA") and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as the manufacturing, labeling, promotion and recordkeeping procedures for such devices. In order for the Company to market its products in the U.S., the Company must obtain from the FDA marketing clearance through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as pre-market approval ("PMA"). The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

     Even if regulatory clearance to market a device is obtained from the FDA, the clearance may entail limitations on the indicated uses of the device. The clearance can also be withdrawn by the FDA due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances such as the addition of new product claims. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to seize or require the recall of such products. The Company has made modifications to its 510(k) cleared devices which the Company believes do not require submission of new 510(k)s. There can be no assurance, however, that the FDA would agree with any of the Company's determinations and would not require the Company to submit new 510(k)s for any of the changes made to the devices and/or to stop marketing until new 510(k)s are cleared by the FDA.

     All of the products currently marketed by the Company either have received marketing clearance pursuant to 510(k) pre-market notifications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of their status as pre-amendment devices (i.e. devices introduced into interstate commerce prior to May 28, 1976). A 510(k) pre-market notification requires the manufacturer of a medical device to establish that the device is "substantially equivalent" to medical devices legally marketed in the U.S. For future products, there can be no assurance that the FDA will concur in the Company's 510(k) request for clearance, or that the FDA will not require the Company to file PMA applications. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of submission, if approval is obtained at all. Significant delay or cost in obtaining, or failure to obtain FDA clearance to market products, or any FDA limitations on the use of the Company's products, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     In addition, all of the products manufactured by the Company and its contract manufacturers must be manufactured in compliance with the FDA's Good Manufacturing Practice ("GMP") regulations. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control, record keeping and product labeling practices.

     FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition, changes in the existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

     Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

     A portion of the Company's revenue is dependent upon sales of its products outside the U.S. Foreign regulatory bodies have established carrying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. After June 1998, medical devices may not be sold in European Union ("EU") countries unless they display the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products, the Company must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. There can be no assurance that the Company will be able to obtain CE mark certification for its products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations. See "--Government
Regulation."

     Uncertainty Regarding Patents and Proprietary Rights. The Company's success will depend in part on its ability to develop patentable products, obtain patent protection for its products both in the U.S. and in other countries and enforce its patents. However, the patent positions of medical device companies are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The enforceability of patents issued with respect to biomedical products can be highly uncertain. Federal court decisions establishing legal standards for determining the validity and scope of patents are in transition. For example, in a currently pending case, the U.S. Supreme Court will consider whether to alter or replace the traditional standards for determining patent infringement under the doctrine of equivalents. There can be no assurance that the historical legal standard surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

     Legislation is pending in Congress that may limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures. Any limitation or reduction in the patentability of medical and surgical technology could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

     The commercial success of the Company will also depend in part on its neither infringing patents issued to others nor breaching the licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or termination of the licenses.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. In particular, competitors of the Company and other third parties hold issued patents and are assumed by the Company to hold pending patent applications which may result in claims or infringement against the Company or other patent litigation. The Company also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

     The Company relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. See "--Patents, Trade Secrets and Proprietary Rights."

     Dependence upon Key Suppliers. Although the Company believes that there are a number of possible vendors for most of the components and subassemblies required for its products, certain materials, including thermoplastic elastomer
(TPE)-based materials and certain fluoropolymers used in certain of its ventilation tubes, currently are obtained from a single source. Although it is not presently the case, if the supply of materials from a single source vendor were interrupted, replacement or alternative sources may not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would be required to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims. See "--Suppliers."

     Product Liability Risk; Limited Insurance Coverage. The manufacture and sale of medical instrumentation entail significant risk of product liability claims in the event that the use of such instrumentation is alleged to have resulted in adverse effects on a patient. The Company has taken and will continue to take what it believes are appropriate precautions, including maintaining general liability and commercial liability insurance policies which include coverage for product liability claims. Although the Company maintains what it believes to be adequate insurance, there can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the sale of its products. In addition, the Company may require, or desire to obtain, increased product liability coverage in the future. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, it is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products, as well as damage the Company's reputation in any or all markets in which it participates. See "--Product Liability and Insurance."

     Environmental Matters. The past and present business operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state, and local environmental laws and regulations. The Company believes it is in material compliance with all such applicable laws and regulations. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations or stricter interpretations of existing laws may require additional expenditures by the Company, some of which may be material.

     Influence by Existing Stockholders. Warburg, Pincus Investors, L.P. ("WP Investors") beneficially owns approximately 45% of the outstanding shares of Common Stock as of March 12, 1997. A stockholders agreement among the Company and substantially all of its current stockholders provides that WP Investors has the right to designate specified numbers of persons to the Company's Board of Directors so long as WP Investors maintains specified levels of ownership of the outstanding Common Stock. WP Investors currently has under the stockholders agreement the right to designate three persons to be appointed or nominated to the Company's Board of Directors. Such share ownership and minority representation on the Company's Board of Directors may confer upon WP Investors significant influence over the affairs and actions of the Company.

     Anti-takeover Considerations. The Company's Restated Certificate of Incorporation authorizes the issuance of Preferred Stock without stockholder approval and upon such terms as the Board of Directors may determine. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring or making a proposal to acquire, a majority of the outstanding stock of the Company and could adversely affect the prevailing market price of the Common Stock. The rights of the holders or Common Stock will be subject to, and may be adversely affected by, the rights of holders of Preferred Stock that may be issued in the future. The Company has no present plans to issue any shares of Preferred

Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prohibit or delay a merger, takeover or other change in control of the Company and therefore discourage attempts to acquire the Company.


ITEM 2. PROPERTIES

     The Company owns its 52,000 square-foot corporate headquarters and manufacturing facility and leases a 36,863 square-foot warehouse and distribution facility in Jacksonville, Florida. At its Jacksonville corporate headquarters and manufacturing facility, which has 30,000 square feet dedicated to manufacturing, the Company produces all of the products that it manufactures other than fluid-control products. The Company has numerous manufacturing capabilities at the Jacksonville facility, including: injection molding; insert molding; CNC machining; CAD/CAM; form, fill and seal; ETO sterilization utilizing a Joslyn reclamation system; specialty surgical instrument manufacturing; tool design and manufacturing; design and production of manufacturing equipment; electronics assembly; bar code technology; and automated storage systems.

     The Company also owns a 34,000 square-foot manufacturing facility and a 6,300 square-foot distribution facility in Mystic, Connecticut. The Company's Merocel product line of fluid-control products is manufactured at the Mystic facility. In December, 1996 the Company closed a 6,400 square-foot manufacturing facility in St. Louis, Missouri.

     Currently, the Company operates two manufacturing shifts at both of its manufacturing facilities and has the ability to increase production levels of its current product line without expanding its facilities. The Company believes that the properties are adequate to serve the Company's business operations for the foreseeable future, and if it were unable to renew the leases on any of its leased facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock began trading on the Nasdaq National Market on October 11, 1996 at $21 per share. The high sales price for the Common Stock during the fourth quarter of 1996 was $27.25 per share and the low sales price was $18 per share.

     The total number of holders of record of Common Stock as of March 25, 1997 was approximately 65.

     The Company historically has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     The following information is furnished with regard to all securities sold by the Company during 1996 which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     On April 16, 1996, in connection with the Company's acquisition of TreBay, the Company:

     1. Issued an aggregate of 390,000 shares of Series A Convertible Preferred Stock and 28,470 shares of Series C Redeemable Preferred Stock to certain stockholders of TreBay for an aggregate consideration of 650,000 shares of TreBay Common Stock; and

     2. Issued stock options (outside of Xomed's Second Amended and Restated 1996 Stock Option Plan (the "Stock Option Plan") to purchase an aggregate of 41,166 shares of Common Stock for an aggregate exercise price of $385,313 to certain optionholders of TreBay in exchange for stock options to purchase an aggregate of 68,609 shares of TreBay Common Stock.

     The sales described above were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. The foregoing transactions did not involve a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities and no commissions or discounts were paid.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of the Company for each of the five years ended December 31, 1996. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and notes thereto included in their Annual Report on Form 10-K.

                                                         1996        1995       1994(1)       1993        1992
                                                         ----        ----       -----         ----        ----
                                                                 (in thousands, except per share data)

FINANCIAL RESULTS
Sales, net.........................................    $65,664     $59,865     $42,475      $10,071      $8,160
Cost of sales......................................     25,926      22,256      15,350        2,876       2,357
Amortization  of  acquisition   costs  allocated  to
   inventory.......................................         --         919       3,883           --          --
                                                      ---------    --------   ---------     --------    --------
Gross profit.......................................     39,738      36,690      23,242        7,195       5,803

OPERATING EXPENSES
   Selling, general and administrative                  26,799      27,077      19,126        6,074       3,914
   Research and development                              3,659       2,405       1,958          311         211
   Amortization of intangibles                           2,421       2,579       2,652          394         391
   Write-off of acquired research and development        2,380          --          --           --          --
   Restructuring charges                                 3,093          --          --           --          --
                                                     ---------    --------   ---------     --------    --------
Total operating expenses(2)........................     38,352      32,061      23,736        6,779       4,516
                                                     ---------    --------   ---------     --------    --------
Operating income (loss) from continuing operations.      1,386       4,629        (494)         416       1,287
Interest expense, net..............................     (2,205)     (3,063)     (2,148)        (102)        (73)
Other income, net..................................        525         114         313           26          47
                                                      ---------    --------   ---------     --------    --------
Income  (loss)  from  continuing  operations  before
   income tax expense (benefit)                           (294)      1,680      (2,329)         340       1,261

Income tax expense (benefit).......................        873       1,355        (774)         121         592
                                                      ---------    --------   ---------     --------    --------
Income (loss) from continuing operations...........    $(1,167)   $    325     $(1,555)      $  219     $   669
                                                      =========    ========   =========     ========    ========
PRO FORMA STATEMENT OF OPERATIONS DATA(3)
Income (loss) from continuing operations...........    $(1,243)   $   (149)
Preferred stock dividends..........................      1,170          --
Income (loss) from continuing  operations  available   ----------  ----------
   to common shareholders..........................    $(2,413)   $   (149)
                                                       ==========  ==========

PRO FORMA PER SHARE(3)
Income (loss) from continuing  operations  available
   to common shareholders..........................    $  (.46)   $   (.03)
                                                       ==========  ==========
Pro forma weighted average common shares outstanding     5,238       4,617
                                                       ==========  ==========

FINANCIAL CONDITION
Working capital....................................    $18,331     $12,234     $12,744     $  3,126    $  2,108
Cost in excess of net assets acquired, net.........     44,389      46,381      54,300           --          --
Total assets.......................................     94,056      93,123      95,720        9,484       8,483
Long-term debt including redeemable preferred stock      3,563      90,488      89,985       11,308      10,157
Total shareholders' equity (deficit)...............     79,567     (13,058)     (7,336)      (3,091)     (2,554)


--------
(1)The statement of operations data includes the results of operations of Xomed-Treace since the date of its acquisition by the Company in April 1994.

(2)Amortization of intangibles included in total operating expenses includes amortization of foreign distribution rights of $162,000 and $838,000, respectively, for the years ended December 31, 1995 and 1994, respectively.

(3) The pro forma presentations have been adjusted to reflect: (i) the acquisition of TreBay as if the acquisition had occurred on January 1, 1995 (see Notes to Consolidated Financial Statements--Pro Forma Statement of Operations (Unaudited)); (ii) the capital contribution of accrued cumulative preferred stock dividends of $7,559,000 in connection with the acquisition of TreBay;
(iii) the conversion of all Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding as of April 16, 1996 into Common Stock;
(iv) the exercise of all outstanding options to purchase Common Stock; (v) the conversion of 60,225 shares of Series C Redeemable Preferred Stock into 300,354 shares of Common Stock on the date of the initial public offering, based upon the offering price of $21.00 per share; and (vi) the conversion of 426,777 shares of Nonvoting Common Stock into voting Common Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Business--Risk Factors" and below.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. Net sales increased 9.7% to $65.7 million in 1996 from $59.9 million in 1995. In the core businesses of sinus and rhinology, head and neck and otology, sales increased 19.6% in 1996 over 1995, which resulted in these product lines representing 79.5% of the Company's revenue in 1996 as compared to 72.9% in 1995. The increase in sales was principally the result of several new products introduced late in 1995 and in 1996 including the Company's Wizard and Wizard Plus powered tissue-removal systems, the BOSS line of ENT hand instruments, the Activent anti-microbial vent tube line, an otology implant line acquired in the Otology Acquisition in the third quarter of 1995 and a line of facial implant products. In addition, several existing product lines showed strong sales growth over the prior period including the Merocel fluid-control products and nerve monitoring systems. The increase in Merocel products sales was due partly to price increases resulting from moving the distribution of these products, effective on January 1, 1996, from an independent dealer network to the Company's U.S. direct sales force. Sales in this line would have been approximately $1.2 million lower in 1996 without this distribution channel change. Sales were adversely affected, however, by a change in the distribution system for the Company's ophthalmic product line. On January 1, 1996, the Company commenced distribution of its ophthalmic line through an independent dealer network, with the Company selling to dealers at wholesale prices. During 1995, these products were distributed through the Company's direct sales force at retail pricing. This change was made to better focus the direct sales force on the ENT market. Although unit volume in the ophthalmic business grew approximately 7% during the year, net sales decreased approximately $2.1 million in 1996 as a result of the price differential from changing the distribution channel. Associated ophthalmic operating expenses also declined. Sales also increased in several other product lines due to increased penetration of international markets through recently established direct sales sites. International sales increased 19.3% during the period and represented 32.0% of the Company's revenue in 1996 compared to 29.4% in 1995.

     Cost of Sales. Cost of sales increased 11.9% to $25.9 million in 1996 from $23.2 million in 1995. As a percent of sales, cost of sales increased to 39.5% in 1996 from 38.7% in 1995. In accounting for the Xomed Acquisition, the Company effected the Inventory Valuation Adjustment in which a portion of the excess cost of the acquisition over book value of the net assets acquired was allocated to inventory. This allocation resulted in an increase in inventory value of $5.3 million, of which $4.8 million was allocated to the inventory of continuing operations. The inventory valued on this basis was charged to cost of sales on a FIFO basis as it was sold. This increased cost of sales in 1995 by $0.9 million. No such adjustment affected 1996. Without this charge, cost of sales would have increased 16.5% to $25.9 million in 1996 from $22.3 million in the prior comparable period and cost of sales as a percent of sales would have increased to 39.5% in 1996 from 37.2% in the prior comparable period. This increase was primarily due to the change in the distribution method described above for the ophthalmic line which resulted in lower average selling prices. This increase was partially offset by the change in the distribution of the Merocel product line which resulted in a higher average selling price.

     Gross Profit. Gross profit as a percent of sales decreased to 60.5% in 1996 from 61.3% in 1995. Without the effects of the Inventory Valuation Adjustment discussed above, gross profit as a percent of sales would have decreased to 60.5% in 1996 from 62.8% in the prior comparable period for the reasons discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.0% to $26.8 million in 1996 from $27.1 million in 1995. This decrease was primarily due to cost savings realized as a result of the previously discussed restructuring actions. See "Business--Overview". These savings were partially offset by commissions on a larger sales base, an increase in the average commission rate, the operating expenses of a new direct sales subsidiary in Germany, which began operations in the first quarter of 1996, and promotional expenses related to the Company's line of sinus endoscopy systems. As a percent of sales, selling, general and administrative expenses decreased to 40.8% in 1996 from 45.2% in 1995.

     Research and Development. Research and development expenses increased 52.1% to $3.7 million in 1996 from $2.4 million in 1995 and increased as a percent of sales to 5.6% from 4.0% during the same comparable period. This increase is primarily the result of project expenses related to the development of the new XPS powered tissue-removal system and the Powerforma drill system. Although it has in the past relied in part on strategic acquisitions and licensing of third-party technology to develop its broad line of ENT products, the Company believes it has a strong base of proprietary engineering, manufacturing and bio-material capabilities upon which to build its future research and development efforts.

     Amortization. Amortization expense in 1996 and in 1995 related principally to approximately $49.9 million of goodwill related to continuing operations generated from the Xomed Acquisition in April 1994, which is being amortized over 25 years.

     Write-off of Acquired Research and Development. The TreBay acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual TreBay assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996.

     Restructuring Charges. As noted previously under "Business--Background" the Company initiated cost savings programs and recorded a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees.

     Interest and Other. Interest expense decreased to $2.2 million in 1996 from $3.1 million in 1995. Interest expense related principally to the Company's secured term loan (the "Term Loan") borrowings, which were repaid in October 1996 from the net proceeds of the initial public offering, and the Company's secured revolving credit facility (the "Revolving Credit Facility") as described below in "--Liquidity and Capital Resources." Other income of $525,000 in 1996 was $411,000 higher than in 1995 related principally to royalty income on a product licensed to a third party.

     Income Taxes. The Company's tax expense of $873,000 on a $294,000 loss for the year ended December 31, 1996 varies from an effective tax rate of approximately 40% due to the lack of tax benefit related to the write-off of in-process research and development costs, described above. Tax expense for the comparable period of 1995 was $1.4 million on income of $1.7 million for an effective tax rate of 81%. The tax rate for 1995 was higher than 40% due to losses recorded on a less than 80% owned subsidiary and losses incurred in foreign subsidiaries for which a valuation account was provided on the potential carry forward benefit.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The principal reason for the increases in the Company's operating data from 1994 to 1995 was the effect on results of operations and the related balance sheet data of the Xomed Acquisition in April 1994. The year ended December 31, 1995 contains a full year of operating results of Xomed-Treace compared to eight and one-half months in 1994. See "Business--Background" and Note 1 to Notes to Consolidated Financial Statements.

     Net Sales. Net sales increased 40.9% to $59.9 million in 1995 from $42.5 million in 1994, principally as a result of the inclusion of Xomed-Treace's operations for the full year 1995 as compared to eight and one-half months in 1994. In addition, new product sales increased from the Company's Wizard powered tissue-removal system, which was introduced during the third quarter of 1995, a line of sinus microendoscopy instrumentation and sales generated from the acquisition of an otology implant line acquired in the Otology Acquisition during the third quarter of 1995. New international direct sales operations were established in Canada and Australia during the third quarter of 1994 and in the United Kingdom and France during the first quarter of 1995, which resulted in increased penetration of existing and new products in these markets as well as higher pricing for these products because of the change to distributing directly rather than through wholesale distribution channels. International sales increased 22.8% during the year and represented 29.4% of the Company's revenue in 1995 compared to 25.9% in 1994.

     Cost of Sales. Cost of sales increased 20.5% to $23.2 million in 1995 from $19.2 million in 1994 principally as a result of the inclusion of Xomed-Treace's operations for the full year 1995 as compared to eight and one-half months in 1994. As a percent of sales, cost of sales decreased to 38.7% in 1995 from 45.3% in 1994. Cost of sales included charges related to the Inventory Valuation Adjustment from the Xomed Acquisition consisting of $0.9 million in 1995 and $3.9 million in 1994. Without the impact of this change, cost of sales as a percent of sales would have increased to 37.2% in 1995 from 36.1% in 1994. The increase in cost of sales as a percent of sales is principally due to the inclusion of Xomed-Treace's operations for a full year in 1995 as compared to eight and one-half months in 1994. Xomed-Treace's product lines had generally higher cost products as a percent of sales than the Merocel product line. The increase from the product mix change described above was partially offset by higher margins on sales achieved through international direct sales operations established during 1994 and early 1995.

     Gross Profit. Gross profit as a percent of sales increased to 61.3% in 1995 from 54.7% in 1994 principally due to the effect of the change in amortization related to the Inventory Valuation Adjustment previously discussed. Without the impact of this adjustment, gross profit as a percent of sales would have decreased to 62.8% from 63.9% for the reasons described above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 41.6% to $27.1 million in 1995 from $19.1 million in 1994. Of the increase, $5.4 million or 67.8% represents the inclusion of Xomed-Treace's operations for the full year 1995 as compared to eight and one-half months in 1994. The balance of the increase is due to higher international expenses related to the establishment of direct sales operations in Canada, Australia, the United Kingdom and France during the latter part of 1994 and early 1995 and expenses associated with the integration of the prosthetic implant devices and ventilation tube product line acquired during the year in the Otology Acquisition. Selling, general and administrative expenses increased slightly as a percent of sales to 45.2% in 1995 from 45.0% in 1994.

     Research and Development. Research and development expenses increased 22.8% to $2.4 million in 1995 from $2.0 million in 1994 principally as a result of the inclusion of Xomed-Treace's operations for the full year 1995 as compared to eight and one-half months in 1994. The increase was partially offset by savings from restructuring actions implemented in 1994.

     Amortization. Amortization decreased 2.8% to $2.6 million in 1995 from $2.7 million in 1994. The net decrease consists of an increase due to the inclusion of Xomed-Treace's operations for the full year 1995 as compared to eight and one-half months in 1994, which was more than offset by International Distribution Rights Amortization that was greater in 1995 than in 1994.

     Interest and Other. Interest expense increased 42.6% to $3.1 million in 1995 from $2.1 million in 1994 principally as a result of incurring a full year of interest expense in 1995 related to the Xomed Acquisition in April 1994. Other income of $0.3 million in 1994 represented royalty income from a product licensed to a third party.

     Income Taxes. A tax provision of $1.4 million was recorded in 1995 compared with a tax benefit of $0.8 million in 1994. The tax benefit in 1994 was primarily due to losses generated by amortization expenses related to the Xomed Acquisition in that year. The effective tax rate increased to 81% in 1995 from 33% in 1994. The increase was primarily due to losses incurred by foreign direct sales subsidiaries in 1995 during their start-up stages whose related tax benefits were not recorded due to uncertainty about their ultimate realization.


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

     During 1996, the Company generated cash from operating activities of $4.8 million as compared with $6.3 million in the prior comparable period. In both 1996 and 1995, the net increase in the amount of inventory, receivables and other operating assets less accounts payable, accrued expenses and other operating liabilities created a use of approximately $1.6 million of cash. Significant components of the 1996 change in operating assets and liabilities are a decrease in receivables of $2.5 million related to collection of approximately $1.7 million from one customer with which the Company effected the sale of the surgical drapes segment described below, and an increase in inventory of $2.7 million related to new products introduced during 1996 and early 1997. The reduction in cash from operations in 1996 as compared to 1995 of approximately $1.4 million resulted principally from an approximate $1.1 million cash gain (before goodwill write-off) in 1995 related to the sale of the surgical drapes segment. During 1995, the Company generated cash flow from operations of $6.3 million compared with $4.0 million in 1994. The change in cash flow between the years relates principally to the inclusion of the operations of Xomed-Treace for eight and one-half months in 1994 as compared with a full year in 1995.

     Working capital at December 31, 1996 was $18.3 million as compared with $12.2 million at December 31, 1995. The increase in working capital relates to the net $1.6 million increase noted above and the repayment of the current portion of long-term debt during 1996 totaling $4.6 million. Working capital at December 31, 1995 was $12.2 million as compared to $12.7 million at December 31, 1994. The Company believes cash flow from operations combined with the amounts available for borrowing under the Revolving Credit Facility will be sufficient to finance working capital needs for the next 24 months.

     Cash used in investing activities was $112,000 in 1996 as compared to cash used in investing activities of $4.0 million in the prior comparable period. During the second quarter of 1996, the Company acquired TreBay by issuing preferred stock. The assets acquired in this transaction included $2.0 million in cash, which is reported as a source of cash from investing activities. In addition, certificates of deposit related to a foreign subsidiary matured during the first half of 1996 generating $0.7 million in cash. These sources of cash were offset by capital expenditures of $2.4 million in 1996 and $3.0 million in 1995 which related principally to purchases of manufacturing equipment. Purchases of other assets totaled $0.8 million and $1.4 million in 1996 and 1995, respectively. This reduction in purchases of other assets results from the opening of three international distribution sites in 1995 compared to none in 1996. Cash used in investing activities was $4.0 million in 1995 as compared with $83.4 million in 1994, during which period $80.9 million related to the Xomed Acquisition.

     Cash used in financing activities was $4.5 million in 1996 as compared with $2.1 million in 1995. This use in 1996 reflects the repayment of debt net of the initial public offering proceeds, noted above. This use of cash in financing activities equals approximately the net cash from operating activities during the period. In general, all cash generated from operations that is not used in investing activities is used to reduce outstanding debt under the Term Loan and the Revolving Credit Facility. Cash used in financing activities in 1995 of $2.1 million compared with cash provided by financing activities of $78.3 million in 1994, during which period cash was received from the establishment of the Term Loan and the Revolving Credit Facility as well as from the issuance of preferred stock related to the Xomed Acquisition.

     Under the terms of the Revolving Credit Facility, the Company may borrow up to $14.0 million for working capital and operating needs. The amount available to the Company at any given time is based upon various percentages of the Company's outstanding inventories and accounts receivable as determined periodically throughout the year (the "Borrowing Base"). Any excess of the principal amount outstanding under the Revolving Credit Facility over the Borrowing Base must be repaid by the Company. The outstanding principal under the Revolving Credit Facility which was $3.1 million as of December 31, 1996 is due and payable on April 15, 1999. The Revolving Credit Facility is secured by substantially all the assets of the Company, contains restrictions regarding payment of dividends, incurrence of additional debt and capital expenditures and requires compliance with various financial covenants. The Company has obtained a letter of commitment from the Company's lender to amend the Revolving Credit Facility to allow the Company to borrow up to $25.0 million thereunder. The indebtedness under the amended Revolving Credit Facility, which the Company expects to complete in April 1997, will bear interest, at the Company's election, either at an annual rate of a "base rate" (8.25% at February 28, 1997), or at 1.5% plus a "eurodollar rate" (5.44% at February 28, 1997).

Sales Composition

     Xomed-Treace was acquired by the Company in a purchase transaction on April 15, 1994. These companies were non-related entities and, under generally accepted accounting principles, the historical financial statements of the companies are required to be presented separately for periods prior to the Xomed Acquisition. However, solely to enable the assessment of the revenue trends of the two companies for analytical purposes, the total of the sales of the Company and Xomed-Treace are presented for periods prior to the acquisition as well as for periods subsequent thereto; the measures presented in the following tables of the total of sales of the Company and Xomed-Treace before the acquisition do not present measures pursuant to generally accepted accounting principles. This data does not purport to represent the revenues that would have been earned by the Company if the Xomed Acquisition had occurred at an earlier date.

  Sales by Market

     The Company derives and Xomed-Treace derived sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company and Xomed-Treace have other product offerings, including a line of ophthalmic products, which the Company has recently converted from distributing through its direct sales force to distributing through independent dealers. The following table summarizes the Company's and Xomed-Treace's worldwide product line sales during the periods indicated and has been prepared by summarizing the historical data of Merocel with Xomed-Treace for periods prior to the Xomed Acquisition:


                                                           Years Ended December 31,
                                                         -------------------------------
                                                         1996        1995        1994
                                                         ----        ----        ----
                                                                (in thousands)

Sales:
   Sinus and Rhinology
     The Company...................................    $22,247     $17,038     $13,389
     Xomed-Treace..................................         --          --       2,252(1)
                                                      ---------   ---------   ---------
       Total Company and Xomed-Treace Sales........    $22,247     $17,038     $15,641
                                                      =========   =========   =========

   Head and Neck
     The Company...................................    $16,114     $14,187    $  9,847
     Xomed-Treace..................................         --          --       3,119(1)
                                                      ---------   ---------   ---------
       Total Company and Xomed-Treace Sales........    $16,114     $14,187     $12,966
                                                      =========   =========   =========

   Otology
     The Company...................................    $13,841     $12,406    $  7,395
     Xomed-Treace..................................         --          --       3,571(1)
                                                      ---------   ---------   ---------
       Total Company and Xomed-Treace Sales........    $13,841     $12,406     $10,966
                                                      =========   =========   =========
         Total Core Business
           The Company.............................    $52,202     $43,631     $30,631
           Xomed-Treace............................         --          --       8,942(1)
                                                      ---------   ---------   ---------
              Total Company and Xomed-Treace Sales.    $52,202     $43,631     $39,573
                                                      =========   =========   =========

   Ophthalmic and Other
     The Company...................................    $13,462     $16,234     $11,844
     Xomed-Treace..................................         --          --       3,859(1)
                                                      ---------   ---------   ---------
       Total Company and Xomed-Treace Sales........    $13,462     $16,234     $15,703
                                                      =========   =========   =========

   Total
     The Company...................................    $65,664     $59,865     $42,475
     Xomed-Treace..................................         --          --      12,801(1)
                                                      ---------   ---------   ---------
       Total Company and Xomed-Treace Sales........    $65,664     $59,865     $55,276
                                                      =========   =========   =========


--------
(1) Three and one-half months ended April 15, 1994, the period prior to the Xomed Acquisition. Sales subsequent to the Xomed Acquisition are included with the Company.




                                                                 Years Ended December 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----

Percentage of Total Company and Xomed-Treace Sales:
   Sinus and Rhinology......................................    33.9%       28.5%      28.3%
   Head and Neck............................................    24.5        23.7       23.5
   Otology..................................................    21.1        20.7       19.8
                                                              ------      ------     ------
        Total Company and Xomed-Treace Core Business........    79.5        72.9       71.6
   Ophthalmic and Other.....................................    20.5        27.1       28.4
                                                              ------      ------     ------
          Total Company and Xomed-Treace....................   100.0%      100.0%     100.0%
                                                              ======      ======     ======

   Sales by Geographic Market

     The Company distributes its products on a worldwide basis through a 76-person direct sales force in the U.S. and selected other countries and through a network of 121 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis.

     Prior to its acquisition in 1994, Xomed-Treace's sales and distribution were conducted jointly with Zimmer International, a division of Bristol-Myers and a former affiliate. Since that time, the Company has developed its own international sales and distribution network. Approximately 32.0% of the Company's net sales in 1996 and 29.4% of its net sales in 1995 were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through 102 independent international distributors, many of whom distribute the Company's products exclusively. The following table summarizes the Company's U.S. and international sales for the periods indicated and has been prepared by summarizing the historical data of Merocel with Xomed-Treace for periods prior to the Xomed Acquisition:


                                                         Years Ended December 31,
                                                        ---------------------------
                                                        1996        1995       1994
                                                        ----        ----       ----
                                                              (in thousands)

Sales:
   U.S.
     The Company................................     $44,647       $42,249    $30,943
     Xomed-Treace...............................         --           --        9,991(1)
                                                     -------       -------    -------

          Total Company and Xomed-Treace
             U.S. Sales                              $44,647       $42,249    $40,934
                                                     =======       =======    =======
   International
     The Company................................     $21,017       $17,616    $11,532
                                                         --           --        2,810(1)
                                                     -------       -------    -------

          Total Company and Xomed-Treace
             International Sales                     $21,017       $17,616    $14,342
                                                     =======       =======    =======
   Total
     The Company................................     $65,664       $59,865    $42,475
     Xomed-Treace...............................          --          --       12,801(1)
                                                     -------       -------    -------

          Total Company and Xomed-Treace
             Sales                                   $65,664       $59,865    $55,276
                                                     =======       =======    =======
Percentage of Total Company and Xomed-
   Treace Sales:
     U.S.                                               68.0%        70.6%       74.1%
     International..............................        32.0         29.4        25.9
                                                     -------       ------     -------
          Total Company and Xomed-Treace........       100.0%       100.0%      100.0%
                                                     =======       ======     =======

---------
(1) Three and one-half months ended April 15, 1994, the period prior to the Xomed Acquisition. Sales subsequent to the acquisition are included with the Company.


   Sales by Product Type

     The Company places particular emphasis on disposable products and implantable devices, which represented 84.5% of sales in 1996, as compared with 82.7% of the total of the Company's and Xomed-Treace's sales in 1994. One of the Company's principal objectives is to continue to develop additional disposable products for use with its instrumentation systems. The following table summarizes the Company's sales of equipment and instrumentation products as well as disposable and implantable products for the periods indicated and has been prepared by summarizing the historical data of Merocel with Xomed-Treace for periods prior to the Xomed Acquisition:


                                                                 Years Ended December 31,
                                                             --------------------------------
                                                               1996       1995        1994
                                                               ----       ----        ----
Sales:
   Equipment and Instrumentation Products
     The Company......................................        $10,178  $  9,396    $ 7,271
     Xomed-Treace.....................................            --         --      2,275(1)
                                                              -------  ---------   -------
          Total Company and Xomed-Treace Sales........        $10,178  $  9,396    $ 9,546
                                                              ======= =========    =======

   Disposable and Implantable Products
     The Company......................................        $55,486   $50,469    $35,204
     Xomed-Treace.....................................            --         --     10,526(1)
                                                              -------   -------    -------
          Total Company and Xomed-Treace Sales........        $55,486   $50,469    $45,730
                                                              =======   =======   ========
   Total
     The Company......................................        $65,664   $59,865    $42,475
     Xomed-Treace.....................................            --         --     12,801(1)
                                                              -------   -------    -------

          Total Company and Xomed-Treace Sales........        $65,664   $59,865    $55,276
                                                              =======   =======   ========
Percentage of Total Company and Xomed-
   Treace Sales:
     Equipment and Instrumentation Products...........          15.5%      15.7%     17.3%
     Disposable and Implantable Products..............          84.5       84.3      82.7
                                                              -------   --------  --------
          Total Company and Xomed-Treace..............         100.0%     100.0%    100.0%

                                                              =======   ========  ========
----------
(1) Three and one-half months ended April 15, 1994, the period prior to the
Xomed Acquisition. Sales subsequent to the acquisition are included with the
Company.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are included on pages F-1 to F-24 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to such information contained in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on May 28, 1997 (the "Proxy Statement"), which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to such information contained in the Proxy Statement, which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to such information contained in the Proxy Statement, which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to such information contained in the Proxy Statement, which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

             2. Financial Statement Schedules

                  All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the summary of significant accounting policies and the notes to the consolidated financial statements.

             3. Exhibits

            Exhibit No.       Description
            -----------       -----------
            **3.1.2       Second Restated Certificate of
                          Incorporation

            **3.2.2       Restated By-Laws

              3.2.3       Restated By-Laws as amended on February 5, 1997

           ***4.          Specimen of Company's Common Stock certificate

            *10.1 Stockholders Agreement, dated as of April 16, 1996, among the Company, Warburg, Pincus Investors, L.P., Accel IV L.P., Accel Investors '94 L.P., Accel Keiretsu L.P., Elmore C. Patterson Partners, Prospect Partners, Vertical Fund Associates, L.P., Vertical Medical Partners, L.P., Vertical Partners, L.P., Mark K. Adams, Solomon Rosenblatt,

                         Ronald J. Cercone, William R. Miller, Robert A. Reeves, First Union Capital Partners, Inc., James T. Treace, John R. Treace, Daniel H. Treace and F. Barry Bays.

           *10.2 Credit Agreement, dated as of April 15, 1994, by and among Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of Boston Connecticut, certain other lenders which are or may become parties and Bank of Boston Connecticut, as Agent.

           *10.3 Fourth Amendment and Waiver Agreement, dated as of June 7, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay Medical Corporation, Bank of Boston Connecticut, Chemical Bank, Bank of Scotland, Inernationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

           *10.4 Third Amendment and Waiver Agreement, dated as of April 15, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of Boston Connecticut, Chemical Bank, Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

           *10.5 Second Amendment and Waiver Agreement, dated as of July 3, 1995, by and among Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of Boston Connecticut, Chemical Bank, Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

           *10.6 Amendment and Waiver Agreement, dated as of March 31, 1995, by and among Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of Boston Connecticut, Chemical Bank, Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

           *10.7 First Amendment Agreement, dated as of June 24, 1994, by and among Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of Boston Connecticut, Chemical Bank, Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

           *10.8         1996 Stock Option Plan

           *10.9 Employment Agreement, dated as of April 16, 1996, between the Company and James T. Treace

         *10.10 Employment Agreement, dated as of April 16, 1996, between the Company and F. Barry Bays.

        **10.11 Fifth Amendment and Waiver Agreement, dated as of September 3, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay Medical Corporation, Bank of Boston Connecticut, The Chase Manhattan Bank (formerly known as Chemical Bank), Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

            **10.12 Separation Agreement, dated as of May 10, 1996, between the Company and Mark K. Adams.

           ***10.13 Agreement, dated as of September 12, 1996, by and among the Company, Warburg, Pincus Investors, L.P., Accel IV L.P., Accel Investors '94 L.P., Accel Keiretsu L.P., Elmore C. Patterson Partners, Prospect Partners, Vertical Fund Associates, L.P., Mark K. Adams, Solomon Rosenblatt, Ronald J. Cercone, William R. Miller, Robert A. Reeves, First Union Capital Partners, Inc., James T. Treace, John
                         R. Treace, Dan H. Treace, F. Barry Bays, Thomas E. Timbie, Thomas Drury and David R. Grant.

           ***10.14      Compliance Agreement, dated as of April 1,
                         1996, by and between Daikin America, Inc. and Xomed Surgical Products, Inc.

           ***10.15 Supply Agreement, dated as of November 9, 1994, by and between TreBay Medical Corporation (formerly known as Micromed Development Corporation) and Consolidated Polymer Technologies.

             10.16 Sixth Amendment and Waiver Agreement, dated as of December 30, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay Medical Corporation, Bank of Boston Connecticut, The Chase Manhattan Bank (formerly known as Chemical Bank), Bank of Scotland, Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

             11           Statement Re: Computation of Earnings Per Share

             *21          Subsidiaries

             23.2         Consent of Ernst & Young LLP

             27           Financial Data Schedule

    ----------
  * Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-10515).

  ** Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to the Registrant's Registration
      Statement on Form S-1 (Registration No. 333-10515).

  *** Incorporated by reference to the identically numbered exhibit to Amendment No. 3 to the Registrant's Registration
      Statement on Form S-1 (Registration No. 333-10515).


         (b)   Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                    XOMED SURGICAL PRODUCTS, INC.



                                    By: /s/ James T. Treace
                                        -------------------
                                        James T. Treace
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                  TITLE                    DATE
----------                                  -----                    ----

                                   President, Chief Executive
                                   Officer and Chairman of the
/s/ James T. Treace                Board (Principal Executive    March 25, 1997
--------------------------------   Officer)
James T. Treace

                                   Vice President and Chief
                                    Financial Officer
/s/ Thomas E. Timbie                (Principal Financial and     March 25, 1997
--------------------------------   Accounting Officer)
Thomas E. Timbie


                                          Director
--------------------------------
Richard B. Emmitt


                                          Director
--------------------------------
Paul H. Klingenstein


                                          Director
--------------------------------
William R. Miller


/s/ Rodman W. Moorhead, III               Director               March 25, 1997
--------------------------------
Rodman W. Moorhead, III


/s/ James E. Thomas                       Director               March 25, 1997
--------------------------------
James E. Thomas


/s/ Elizabeth H. Weatherman               Director               March 25, 1997
--------------------------------
Elizabeth H. Weatherman

                                  Exhibit Index

              Exhibit No.                   Description
              -----------                   -----------
                    3.2.3                   Restated By-Laws as amended on
                                            February 5, 1997

                    10.16 Sixth Amendment and Waiver Agreement, dated as of December 30, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc.,
                                            Merocel Corporation, Xomed, Inc.,
                                            formerly known as Xomed-Treace,
                                            Inc., Xomed-Treace, P.R. Inc.,
                                            TreBay Medical Corporation, Bank of
                                            Boston Connecticut, The Chase
                                            Manhattan Bank (formerly known as
                                            Chemical Bank), Bank of Scotland,
                                            Internationale Nederlanden (U.S.)
                                            Capital Corporation and Bank of
                                            Boston Connecticut, as Agent.

                    11                      Statement Re: Computation of
                                            Earnings Per Share

                    23.2                    Consent of Ernst & Young LLP

                    27                      Financial Data Schedule

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                      Number
                                                                  --------------

Report of Independent Auditors                                        F-2

Consolidated Balance Sheets at
 December 31, 1996 and 1995                                           F-3

Consolidated Statements of Operations for each
   of the three years in the
   period ended December 31, 1996                                     F-4

Consolidated Statements of Changes in Shareholders'
   Equity for each of the three years in the
   period ended December 31, 1996                                     F-5

Consolidated Statements of Cash Flows for each of
   the three years in the period ended December 31, 1996              F-7

Notes to Consolidated Financial Statements                            F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Xomed Surgical Products, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Xomed Surgical Products, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xomed Surgical Products, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP




February 26, 1997
Jacksonville, Florida

 CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                               December  31,
                                                               1996     1995
                                                               ----     ----

Assets
Current assets.............................................
   Cash and cash equivalents...............................  $   629  $   417
   Accounts receivable, less allowance for doubtful
   accounts of $400 and $483 at December 31, 1996
   and 1995, respectively..................................    9,935    11,951
   Other receivables.......................................    1,056     1,348
   Inventories.............................................   14,846    11,994
   Prepaid expenses........................................      853       564
   Income taxes receivable.................................      217       274
   Deferred income taxes...................................    1,721     1,379
                                                             --------- ---------
Total current assets.......................................   29,257    27,927

Investments................................................      140       861
Notes receivable from officers.............................      724       332
Property, plant and equipment, net.........................   15,377    15,355
Cost in excess of net assets acquired, net.................   44,389    46,381
Other assets...............................................    3,133     2,068
Deferred income taxes......................................    1,036       199
                                                             --------- ---------
Total assets...............................................  $94,056   $93,123
                                                             ========= =========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable........................................ $  4,848  $  5,841
   Accrued expenses........................................    4,835     4,512
   Accrued restructuring costs.............................    1,155       695
   Current portion long-term debt and                             88     4,645
     capital lease obligations
                                                             -------  --------
Total current liabilities..................................   10,926    15,693

Long-term debt and capital lease obligations,
 less current portion                                          3,563    32,719

Redeemable preferred stock:
   Series C, nonvoting, cumulative, $1.00 par value,
     364,673 shares  authorized,
     -0- shares issued and outstanding.....................       --    31,454
Redeemable convertible preferred stock:
   Series A, convertible,  voting, cumulative,
     $1.00 par value; 1,200,000 shares
     authorized, -0- shares issued and
     outstanding...........................................       --     3,841
   Series B, convertible, nonvoting, cumulative,
     $1.00 par value; 3,500,000 shares authorized,
      -0- shares issued and outstanding....................       --    22,474
Shareholders' equity (deficit):
   Common stock:
     Common Stock, voting, $.01 par value;
       30,000,000 shares authorized, 7,261,549 shares
       issued and outstanding..............................        73        6
     Common Stock, non-voting, $.01 par value;
        4,000,000 shares authorized, -0- shares
        issued and outstanding.............................       --         4
   Accumulated deficit.....................................    (9,589) (12,719)
   Shareholders' notes receivable..........................       --      (349)
   Additional paid-in capital..............................    89,475       --
   Deferred stock compensation.............................      (392)      --
                                                             --------- --------
Total shareholders' equity (deficit).......................    79,567  (13,058)
                                                             --------- --------
Total liabilities and shareholders' equity.................   $94,056  $93,123
                                                              ======== ========

                             See accompanying notes.



CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                                                       Years Ended December 31,



                                                                            1996               1995              1994
                                                                            ----               ----              ----

Sales, net....................................................             $65,664            $59,865           $42,475
Cost of sales.................................................              25,926             23,175            19,233
                                                                          --------           ---------         --------
Gross profit..................................................              39,738             36,690            23,242
Operating expenses:
     Selling, general and administrative......................              26,799             27,077            19,126
     Research and development.................................               3,659              2,405             1,958
     Amortization of intangibles..............................               2,421              2,579             2,652
     Write-off of acquired research and development...........               2,380               --                --
     Restructuring charges....................................               3,093               --                --
                                                                          ---------        -----------        ---------
Total operating expenses......................................              38,352             32,061            23,736
                                                                          --------          ----------        ---------
Operating income (loss) from continuing operations............               1,386              4,629              (494)

Interest expense..............................................              (2,205)            (3,063)           (2,148)
Other income, net.............................................                 525                114               313
                                                                        ----------         -----------       ----------
Income (loss) from continuing operations before income
  tax expense (benefit)                                                       (294)             1,680            (2,329)
Income tax expense (benefit)..................................                 873              1,355              (774)
                                                                        ----------          ----------        ----------
Income (loss) from continuing operations......................              (1,167)               325            (1,555)
Discontinued operations:
     Income from  operations  of  discontinued  surgical
        drapes segment (less applicable income tax expense
        of $203 and $309 for the periods ended
        December 31, 1995 and 1994, respectively).............                  --                306               463
     Loss on disposal of surgical drapes segment (less ap-
        plicable income tax benefit of $1,386)                                  --             (2,485)             --
                                                                         ---------          ----------        ----------
Net loss......................................................             $(1,167)          $ (1,854)         $ (1,092)
                                                                           ========          =========         =========
Pro forma:
     Loss from continuing operations..........................             $(1,243)         $    (149)
     Preferred stock dividends................................               1,170                 --
                                                                          --------          ---------
     Loss from continuing operations available to
        common shareholders                                                 (2,413)              (149)
     Interest expense, net of taxes...........................               1,204              1,656
     Preferred stock dividends                                               1,170                 --
                                                                         ---------          ---------
     Supplementary income (loss) from continuing
        operations............................................         $      (39)          $   1,507
                                                                        ===========          ========
Pro forma per share:
     Loss from continuing operations available to
        common shareholders...................................          $    (.46)          $   (.03)
                                                                       ===============     ==========

     Supplementary income (loss) from continuing
        operations available to common shareholders...........          $    (.01)          $    .21
                                                                       ===============     ==========

Pro forma weighted average common shares outstanding..........              5,238              4,617
                                                                         =========           ========
Supplementary pro forma weighted average common
   shares outstanding.........................................              7,496              7,117
                                                                         =========         ===========


                             See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)



Balance at December 31, 1993..................................................

Net loss......................................................................
Stock repurchase, August 1994.................................................
Stock sale....................................................................
Dividends paid, August 1994...................................................
Accretion of cumulative preferred stock dividends.............................
Shareholders' notes receivable................................................
Balance at December 31, 1994..................................................

Net loss......................................................................
Stock options exercised.......................................................
Accretion of cumulative preferred stock dividends.............................
Balance at December 31, 1995..................................................

Net loss......................................................................
Accretion of cumulative preferred stock dividends.............................
Forgiveness of cumulative preferred stock dividends...........................
Stock options exercised.......................................................
Shareholders stock returned...................................................
Acquisition of minority interest in subsidiary................................
Stock compensation, net of tax................................................
Proceeds from initial public stock offering...................................
Conversion of preferred stock to common stock.................................
Conversion of non-voting common stock to voting common stock..................
Balance at December 31, 1996..................................................



                             See accompanying notes.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)


                                  Non-Voting Common                      Shareholders'    Additional
          Common Stock                  Stock            Accumulated        Note          Paid-in       Unearned
     Shares      Amount         Shares        Amount      Deficit        Receivable        Capital    Compensation      Total
     ------      ------         ------        -----      -----------     ------------    ----------   ------------      -----

    574,471       $  6         426,777        $  4         $(3,101)         $  --              $ --        $  --      $ (3,091)

         --         --              --          --          (1,092)            --                --           --        (1,092)
     (1,351)        --              --          --              --             --                --           --            --
         --         --              --          --              --             --                --           --            --
         --         --              --          --            (105)            --                --           --          (105)
         --         --              --          --          (2,699)            --                --           --        (2,699)
         --         --              --          --              --           (349)               --           --          (349)
 ----------       ----      ----------          --          -------         -------              ---       ------    -----------
    573,120          6         426,777           4          (6,997)          (349)               --           --        (7,336)

         --         --              --          --          (1,854)            --                --           --        (1,854)
     19,000         --              --          --              --             --                22           --            22
         --         --              --          --          (3,868)            --               (22)          --        (3,890)
 ----------        ---      ----------        ----        ---------        ------          ---------      ------     ----------
    592,120          6         426,777           4         (12,719)          (349)               --                    (13,058)

         --         --              --          --          (1,167)            --                --           --        (1,167)
         --         --              --          --          (3,262)            --                --           --        (3,262)
         --         --              --          --           7,559             --                --           --         7,559
    104,600          1              --          --              --             --               188           --           189
         --         --              --          --              --            162                --           --           162
      8,000         --              --          --              --             --               180           --           180
         --         --              --          --              --             --               596         (392)          204
  2,875,000         29              --          --              --             --            53,976           --        54,005
  3,255,052         33              --          --              --            187            34,535           --        34,755
    426,777          4        (426,777)         (4)             --             --                --           --            --
 ----------      -----       ----------     -------      ---------           ----        ----------       ------    ----------
  7,261,549        $73              --         $--         $(9,589)           $--           $89,475        $(392)      $79,567
  =========        ===      ==========         ===         ========           ===           =======        ======      =======







CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
                                                                                  Years Ended December 31

                                                                                 1996        1995     1994
                                                                                -----        -----    ----

Operating activities
Net loss................................................                      $(1,167)    $ (1,854) $  (1,092)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation.........................................                       2,285        2,038      1,549
    Amortization of intangibles..........................                       2,564        2,702      2,825
    Loss on disposal of property and equipment...........                         301        4,963        742
    Write-off of acquired research and development.......                       2,380          --         --
    Changes in operating assets and liabilities net of effects of purchased business
        (Increase) decrease in accounts and other receivables, net              2,497       (3,228)    (1,038)
        (Increase) decrease in inventories, net..........                      (2,701)         535      3,786
        Decrease (increase) in deferred income taxes.....                         266         (494)       628
        (Increase) decrease in other assets..............                          30          130       (538)
        Increase (decrease) in accounts payable and accrued
          expenses.......................................                      (1,099)       2,510      2,442
        (Decrease) increase in accrued restructuring costs                       (512)      (1,045)    (5,315)
                                                                            ----------    ---------  --------
Net cash provided by operating activities................                       4,844        6,257      3,989

Investing activities
Purchases of property and equipment......................                      (2,379)      (2,969)    (2,183)
Loans to officers........................................                         353          --        (332)
Proceeds from certificates of deposit....................                         721          338        --
Purchase of other assets.................................                        (807)      (1,388)       --
Purchases of businesses (including cash received)........                       2,000           --    (80,873)
                                                                            ---------     --------   --------

Net cash used in investing activities....................                        (112)      (4,019)   (83,388)

Financing activities
Proceeds from issuance of debt...........................                          --          --      45,919
Proceeds from revolving line of credit...................                      29,416       28,810      9,275
Payments on revolving line of credit.....................                     (37,034)     (24,986)   (15,692)
Payments on term notes payable and capital lease.........                     (26,096)      (5,927)    (2,801)
Exercise of stock options................................                         189           --         --
Issuance of stock........................................                      54,005           22     43,503
Repurchases of redeemable preferred stock................                     (25,000)                 (1,870)
                                                                            ----------    --------   --------
Net cash provided by (used in) financing activities......                      (4,520)      (2,081)    78,334
                                                                           -----------    --------   --------


Net increase (decrease) in cash and cash equivalents.....                         212          157     (1,065)
Cash and cash equivalents at beginning of period.........                         417          260      1,325
                                                                           ----------     --------   --------

Cash and cash equivalents at end of period...............                   $     629     $    417   $    260
                                                                            =========     ========   ========


Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest.............................................                     $ 2,499     $  3,118   $  2,205
                                                                              =======     =========  ========
    Taxes................................................                    $    579     $    228   $    428
                                                                             ========     =========  ========

  Increase (decrease) preferred stock attributable to accretion or forgiveness
    of cumulative preferred stock dividends:
    Series A.............................................                     $  (141)    $    209   $    143
    Series B.............................................                      (1,473)       1,223        866
    Series C.............................................                      (2,684)       2,458        143
                                                                              -------     ---------  --------
                                                                              $(4,298)    $  3,890   $  1,152
                                                                              =======     =========  ========
  Non-Cash financing and investing activities
    Note receivable accepted in exchange for surgical
     drapes segment assets...............................                          --     $  1,125        --
                                                                              =======     ========   ========

    Purchase of business with preferred stock,
      net of cash received                                                    $4,583      $    --         --
                                                                              =======     ========   ========

    Conversion of preferred stock to common..............                     $34,755     $     --        --
                                                                              =======     ========   ========

                             See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.   Organization

     Xomed Surgical Products, Inc. (the Company), a Delaware corporation was organized on April 5, 1994 for the purpose of acquiring on April 15, 1994, all of the outstanding stock of Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, Xomed-Treace) and Merocel Corporation (Merocel). The Company had no operations or material assets prior to this transaction. As the owners of the Company were also owners of Merocel, these transactions have been accounted for as if Xomed-Treace were acquired by Merocel. Therefore, the assets and liabilities of Merocel were not revalued and are presented in the accompanying balance sheet at historical cost. All operating results and changes in shareholders' equity as reported for the periods prior to April 15, 1994 represent those of Merocel.

     The acquisition of Xomed-Treace has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $81,000 was allocated to the individual assets acquired and liabilities assumed of Xomed-Treace based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of $55,988.
The acquisition was funded primarily through the issuance of preferred stock ($43,502) and proceeds from long-term debt.

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat (ENT) specialists. The Company's broad line of products, includes in its core ENT market, powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. The Company sells its products worldwide utilizing a sales force domestically and third party distributors and wholly-owned subsidiaries internationally. Trade credit is extended based on consideration of the financial capabilities of the customer and letters of credit are obtained in certain situations. Concentrations of credit risk with respect to the Company's extending of trade credit, which generally is not collateralized, is limited due to the large number of customers and their dispersion across different geographic areas.

     On April 16, 1996, the Company acquired TreBay Medical Corporation (TreBay) which was involved in the development of ear, nose and throat surgical specialty products. The acquisition which was accomplished through the issuance of preferred stock, was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4.4 million, of which $2.4 million was allocated to in-process research and development and was subsequently written off. The executive management of TreBay replaced former management of the Company (see Note 7). The acquisition was funded through the issuance of approximately $2.8 million of redeemable preferred stock and $3.7 million of convertible preferred stock.


2.   Summary of Significant Accounting Policies

   Principles of Consolidation

     The consolidated financial statements of the Company includes the accounts of Merocel and subsidiary, TreBay, and Xomed-Treace and subsidiaries. Significant intercompany transactions and balances between entities have been eliminated.


   Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except per share data)


2.   Summary of Significant Accounting Policies (continued)

   Inventory Valuation

     Inventories are generally stated at average cost on a first-in, first-out valuation basis not in excess of market. Market for raw materials is based on replacement costs and for work-in-process and finished goods on net realizable value.

   Investments

     Investments consist of a certificate of deposit which is stated at cost which approximates market value. The certificate of deposit was purchased in connection with a tax exemption grant from the government of Puerto Rico, for a period not to exceed five years.

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The costs and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. Depreciation is computed using the straight-line method based on the estimated useful lives of the related asset categories as follows--building and building improvements 27 to 35 years and machinery and equipment 3 to 15 years.


   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes.


   Revenue Recognition

     The Company recognizes revenue when inventory is shipped to the customer.


   Amortization

     Amortization of cost in excess of assets acquired is amortized over 25 years (see Note 6). Amortization of other intangibles is amortized straight-line over the life of the related agreement ranging from four to 15 years.

   Research and Development

     Expenditures related to research and development of new products and processes, including research related to product alternatives, are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


2.   Summary of Significant Accounting Policies (continued)

   Translation Adjustments

     The remeasurement gains and losses of foreign currencies related to foreign operations are included in income (loss) from operations and totaled $41
(loss), $67 (gain) and $50 (loss) for the years ended December 31, 1996,
1995 and 1994, respectively.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   New Accounting Pronouncements

     In March  1995,  the FASB issued  Statement  No.  121,  Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on identifiable long-lived assets used in operations and related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If an asset is determined to be impaired, a loss is to be recorded based upon the difference between fair value of the asset and its carrying value. Fair value is to be estimated based on estimated selling prices or discounted future cash flows. Statement No. 121 also addresses the accounting for the expected disposition of long-lived assets.

     The Company has adopted Statement No. 121 effective January 1, 1996, and the effect of adoption was not material to the financial position or the results of operations of the Company.

     The FASB also issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative for income statement recognition of costs associated with stock-based employee compensation plans and requires expanded disclosures with respect to such plans. The Company adopted this standard in 1996 by making the required footnote disclosures only. Therefore, the adoption of this standard did not have an effect on the Company's financial position or results of operations.

3.   Discontinued Operations

     During mid 1995, the Company approved a plan to dispose of and finalized an agreement for the disposal of all operating assets, inventory, patents and license agreements of its surgical drapes segment in exchange for cash, notes receivable, inventory and fixed assets related to several otology product lines of a nonrelated entity. Management decided the surgical drapes were not part of the Company's core business and disposed of this product line in exchange for the head and neck product line of another entity which is more compatible with the Company's other products. There was no intent to dispose of the surgical drapes segment at the time of the Xomed-Treace acquisition. The operating results of the otology product lines were not significant to the Company's overall results of operations during 1995.

     Certain financial information related to the surgical drapes product line, which was acquired from Xomed-Treace on April 15, 1994, is as follows:


                                                   Year Ended December 31,
                                                  1996       1995      1994
                                                  ----       ----      ----
Sales.........................................    $--       $5,385    $5,586
                                                  ====      ======    ======
Pre-tax income................................    $--       $ 509     $ 772
                                                  ====      ======    ======
Income tax expense............................    $--       $ 203     $ 309
                                                  ====      ======    ======
Net income....................................    $--       $ 306     $ 463
                                                  ====      ======    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

3.   Discontinued Operations (continued)

     The surgical drapes business accounts consisted principally of inventory, fixed assets and related goodwill aggregating approximately $7,100 on the date of disposition. Interest expense attributed to the drapes business was $79 and $56 for 1994 and 1995, respectively. The Company realized a net loss of $2,485, after income tax benefits of $1,386, on this transaction and has restated its financial statements for the discontinued operations. The loss on disposal was computed as the difference between the carrying value of the surgical drapes segment assets disposed of and the estimated fair value of the assets received related to the otology product lines. There were no significant intangibles such as customer lists or patents acquired in connection with the otology product lines, nor was any work force transferred. The components of the loss on disposal in 1995 are as follows:

         Cash and notes receivable acquired........................  $2,250
         Less: Transaction fees....................................    (316)
               Goodwill related to the surgical drapes segment.....  (5,805)
                                                                    --------
         Pre-tax loss..............................................   3,871
         Tax benefit...............................................  (1,386)
                                                                    --------
         Net loss on disposition...................................  $2,485
                                                                    ========

     The inventory and fixed assets of the otology product lines acquired were recorded at fair values of $1,170 and $154, respectively, which approximated the aggregate carrying value of assets disposed of related to the surgical drapes business.

     Included in other receivables and other assets as of December 31, 1996 are notes receivable of $375 and $375, respectively, related to this transaction. Included in other receivables and other assets at December 31, 1995 are notes receivable of approximately $1,000 and $750, respectively, related to this transaction. As part of the transaction both parties agreed to manufacture their existing products through the end of 1995 and supply those products to the other party at cost. As a result of this agreement, amounts totaling $1,704 and $1,564 are included in trade receivables and accounts payable, respectively, at December 31, 1995.


4.   Inventories

     Inventories are summarized as follows:

                                                                 December 31,
                                                              1996         1995
                                                              ----         ----
   Finished goods.....................................   $   7,825    $   6,972
   Work in process....................................       2,006        1,572
   Raw materials and packaging........................       6,066        3,851
   Reserve for obsolescence...........................      (1,051)        (401)
                                                         ---------    ---------
                                                         $  14,846    $  11,994
                                                         =========    =========

     The reserve for obsolescence reflected increases in the reserve of $650, $61, and $340 for 1996, 1995, and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)



5.   Property, Plant and Equipment

     Property, plant and equipment, at cost, less allowances for depreciation, is as follows:

                                                                December 31,
                                                              1996       1995
                                                              ----       ----

            Land and land improvements..............       $  1,413   $  1,413
            Building and building improvements......          6,360      6,061
            Machinery and equipment.................         13,317     10,625
                                                           --------   --------
                                                             21,090     18,099
            Allowances for depreciation.............         (6,685)    (4,353)
                                                           --------   --------
                                                             14,405     13,746
            Capital projects in process.............            972      1,609
                                                           --------   --------
                                                            $15,377    $15,355
                                                           ========   ========

Depreciation   expense,   including   expense  on  assets  under  capital  lease
obligations, is approximately $2,285, $2,038 and $1,549 for the years ended December 31, 1996, 1995 and 1994, respectively.


6.   Cost in Excess of Net Assets Acquired

     The cost in excess of net assets acquired relates to goodwill in the acquisition of Xomed-Treace, which is being amortized over 25 years on the straight line basis and is summarized as follows:

                                                        December 31,
                                                     1996           1995
                                                     ----           ----
     Cost in excess of net assets acquired
       at beginning of period...................   $50,078         $55,988
     Other/purchase price adjustments...........        --            (105)
     Surgical drape product line disposition....        --          (5,805)
                                                   -------         --------
                                                    50,078          50,078
     Cumulative amortization....................    (5,689)         (3,697)
                                                   -------         -------
     Cost in excess of net assets acquired
       at end of period.........................   $44,389         $46,381
                                                   =======         =======

     The recoverability of goodwill is periodically assessed by the Company at the product line level. Cash flows and profitability of each product line as well as changes in the operations of businesses acquired are reviewed to determine if impairment exists. If this review indicates that goodwill will not be recoverable, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

     The $5,805 reduction of goodwill ($6,100 at purchase date) relates to the disposal of the surgical drapes segment in July 1995 and is included in loss on disposal of discontinued operations.


7.   Accrued Restructuring Costs

     Incident to the acquisition of Xomed-Treace, the Company initiated a plan to restructure certain of its operations and established a reserve of $3,258 as part of the cost of the acquired business associated primarily with closing a plant facility and significantly reducing the Company's work force. Accrued restructuring costs related to the acquisition of Xomed-Treace totaled $-0- and $695 at December 31, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)



7.   Accrued Restructuring Costs (continued)

     In conjunction with the purchase of TreBay, the Company recorded an accrual totaling $647 related to severance and relocation ($598) and lease termination ($49) costs. All employees of TreBay were terminated, except the officers and two other individuals who relocated to Jacksonville, Florida, the corporate headquarters of the Company. The Company anticipates that all costs will be paid out by the third quarter of 1997. For the period from the acquisition date through December 31, 1996, $250 was paid related to termination and relocation benefits and $49 was paid related to lease termination costs.

     Simultaneous with the purchase of TreBay and a plan by new management to combine certain operations, (see Note 1), the Company recorded a restructuring accrual of $3.1 million which was comprised of $2.5 million of termination benefits and $600 of other exit costs. The reductions included 20 management and administrative employees the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters, 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility and 2 management level employees internationally. For the period from the accrual date through the end of 1996, the Company had paid out termination benefits totaling $2.0 million and paid approximately $100 related to other exit costs. As of December 31, 1996, the Mystic, Connecticut facility maintained only manufacturing operations, and in December 1996, the St. Louis facility was closed.

8.   Long-Term Debt and Capital Lease Obligations

     The  Company  was  obligated   under   long-term  debt  and  capital  lease
obligations as follows:

                                                               December 31,
                                                             1996       1995
                                                             ----       ----

 Term notes payable to financial  institutions
    in quarterly principal installments  ranging
    from $975 to $1,775 through April 15, 1999,
    plus interest payable quarterly (interest at
    LIBOR (5.71875% at December 31, 1995) plus
    2.25% or lender's base rate plus 1%)..............       $ --    $25,985
 Revolving line-of-credit agreement with interest
    payable monthly and all outstanding principal
    due April 15, 1999 (interest at LIBOR
    (5.25% at December 31, 1996) plus 2.25%
    or lender's base rate plus 1%)....................      3,148     10,765
 Note payable under capital lease obligation to
    vendor in quarterly principal and interest
    installments of $36 through October 1, 1997
    and a final payment of $415 on January 1, 1998.
    The Note carries interest at 10.8% and is
    collateralized by equipment with a net book
    value of $726 at December 31, 1996.  Total
    future interest payments are $60..................        503        614
                                                            -----     -- ---
                                                            3,651     37,364
 Less current portion.................................         88      4,645
                                                            -----     ------
                                                           $3,563    $32,719
                                                           ======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)



8.   Long-Term Debt and Capital Lease Obligations (continued)

Annual   maturities  of  long-term  debt  and  the  capital  lease   obligations
outstanding at December 31, 1996 are as follows:



            Year Ending December 31,                        Total
            ------------------------                        -----

            1997.........................................   $   88
            1998.........................................      415
            1999.........................................    3,148
                                                           -------
                                                            $3,651
                                                           =======

     During 1995, the Company was required to make an additional principal payment of $1,440 based on excess cash flow achieved. Also, the Company was required to make an additional principal payment of $1,125 based on the proceeds from the disposal of the surgical drapes segment.

     Under the terms of the revolving line-of-credit agreement, the Company may borrow up to a maximum capacity of $14,000 to be used for working capital and operating needs. The amount available to the Company at any given time is based upon various percentages of the Company's outstanding inventories and accounts receivable as determined periodically throughout the year (borrowing base). Any principal amounts outstanding on the line-of-credit in excess of the borrowing base must be repaid by the Company. In any event, all outstanding principal on the line-of-credit is due and payable on April 15, 1999. The Company pays a quarterly commitment fee equal to 0.5% per annum on the average daily unused balance on the line-of-credit during the preceding calendar quarter from April 15, 1994 through April 15, 1999.

     The Company has a signed letter of intent from the lender to amend the revolving line-of-credit to provide for the borrowing of up to $25 million at a maximum rate of LIBOR plus 1.5%.

     The line-of-credit is collateralized by all assets of the Company except for those collateralized under the capital lease obligations. The debt agreement has restrictions regarding payment of dividends, incurrence of additional debt and require compliance with various financial covenants.


9.   Shareholders' Equity and Redeemable Preferred Stock

        In October  1996,  in  conjunction  with the  Company's  Initial  Public
Offering of stock, all Series A and B Convertible Preferred shares were converted to Common Stock, approximately 80% of the Series C Redeemable
Preferred Stock was redeemed for cash and the balance was converted to Common Stock and the Non-Voting Common Stock was converted to Common Stock.

        In September 1996, the Company authorized 1,000,000 shares of a new issue of preferred stock. The stock is undesignated as to its rights, preferences and limitations which the Board of Directors is authorized to set at a future date prior to issuance.

        On April 15, 1994, the Company issued 574,471 shares of Common Stock; 426,777 shares of Non-Voting Common Stock; 340,454 shares of Series A Convertible Preferred Stock; 2,127,838 shares of Series B Convertible Preferred Stock; and 289,853 shares of Series C Redeemable Preferred Stock in exchange for the outstanding stock of Merocel and the acquisition of Xomed, except that cash equal to the redemption value of $100.00 per share was received for 198,561 shares of the Series C Redeemable Preferred Stock. The acquisition of Merocel was accounted for under the historical cost basis due to the common ownership between the Company and Merocel, and the acquisition of Xomed-Treace was accounted for under the purchase method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


9.   Shareholders' Equity and Redeemable Preferred Stock (continued)

     The following securities were issued by the Company in connection with raising the funds necessary to complete the acquisition of Xomed-Treace:

                                            Cash Value  Number of
                      Description            per share   Shares      Value
            --------------------------      ----------  --------- -----------

            Redeemable Preferred
               Stock Series C                  $100     198,561   $19,856,100
            Series A and B Convertible
               Preferred Stock                $9.58   2,468,292    23,646,237
                                                                   ----------
                                                                  $43,502,337
                                                                  ===========

     The shares were valued based upon cash proceeds received by individual stock issue, which the Company believes is representative of fair market value. The $81.0 million purchase price for Xomed-Treace was funded through the issuance of the above preferred shares and bank borrowings.

     In August 1994, the Company repurchased 18,698 shares of its outstanding Series C Redeemable Preferred Stock, which were originally issued at April 15, 1994, from holders of the stock. The stock was repurchased at a price of $1,870 which represented the amount originally paid by the shareholders for the stock. The repurchase was the result of the partial refund of the purchase price by the seller for Xomed (see Note 1). In addition, cash dividends of $105 were paid in August 1994 to the remaining holders of the Series C Redeemable Preferred Stock, also from the proceeds of the partial refund of the Xomed purchase price.

     Also in August 1994, the Company issued 23,761 shares of its Series A Convertible Preferred Stock and 1,908 shares of its Series C Redeemable Preferred Stock to certain officers and members of management (purchasers) of the Company. The Series A Convertible Preferred Stock was issued at $9.58 per share (equal to its redemption value) for a total price of approximately $227. The Series C Redeemable Preferred Stock was issued at $100.00 per share (equal to its redemption value) for a total price of approximately $191. Of the total purchase price for all shares issued of $418, the Company received $69 in cash and the remaining $349 of notes receivable was reflected as a component of shareholders' equity in the accompanying balance sheets. During 1996, stock with a value of $187 was repaid and notes receivable totaling $162 were canceled.

     During the year ended December 31, 1995, the Company issued 19,000 of Common Stock under the employee stock incentive plan. The stock was issued at option prices of between $1.00 to $2.00 per share and resulted in $22 of additional paid-in capital (see Note 11).

   Common Stock

     Each share of Common Stock and Non-Voting Common Stock (collectively Common Equity) entitles its holder to receive dividends as declared by the Company's Board of Directors, subject to the preferences and other rights of the Series A, Series B and Series C Redeemable Preferred Stock. Each share of Non-Voting Common Stock is convertible into one share of Common Stock at the election of the shareholder.

     During 1996, the Company amended and restated its Restated Certificate of Incorporation to, among other things, (i) change the designation of its Class A Common Stock to "Common Stock," (ii) change the designation of its Class B Common Stock to "Non-Voting Common Stock," (iii) increase the number of authorized shares of Common Stock to 30,000,000 and (iv) authorize a class of undesignated Preferred Stock, par value $.01 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


9.   Shareholders' Equity and Redeemable Preferred Stock (continued)

   Redeemable Preferred Stock

     Each share of Series A and Series B Convertible Preferred Stock (collectively Convertible Preferred Stock) entitles its holder to receive an annual cumulative cash dividend at the rate of six percent per annum, payable on a quarterly basis. At the election of the Board of Directors, dividends may be paid in shares of Series A or Series B Convertible Preferred Stock, respectively, in lieu of cash. Dividends are cumulative and must be paid prior to any dividends being paid on the Common Equity. The Company at its option, with the majority consent of the holders of the Convertible Preferred Stock, may redeem any or all of the outstanding shares of the Convertible Preferred Stock at a price of $9.58 per share, plus accrued dividends. The Series A Convertible Preferred Stock is voted along with the Common Equity on an as converted basis, whereas the Series B has no voting rights.

     In any event, any outstanding shares of the Convertible Preferred Stock at April 15, 2001 are required to be redeemed on that date by the Company at $9.58 per share, plus accrued dividends. Each share of Convertible Preferred Stock, at the election of the holder, may be converted for one share of like Common Equity (the conversion rate being subject to adjustment from time-to-time). All shares of Convertible Preferred Stock will be automatically converted into shares of Common Equity at the conversion rate in effect upon the closing of an underwritten public offering made pursuant to an effective registration statement under the Securities Act of 1933.

     Each share of Series C Redeemable Preferred Stock (Series C Preferred Stock) entitles its holder to receive an annual cumulative cash dividend at the rate of nine percent per annum, payable on a quarterly basis. At the election of the Board of Directors, dividends may be paid in shares of Series C Preferred Stock in lieu of cash. Dividends are cumulative and must be paid prior to any dividends being paid on the Common Equity. The Company at its option, with the majority consent of the holders of the Series C Preferred Stock, may redeem any or all of the outstanding shares of the Series C Preferred Stock at a price of $100.00 per share, plus accrued dividends.

     In any event, any outstanding shares of the Series C Preferred Stock at April 15, 2001 are required to be redeemed on that date by the Company at $100.00 per share, plus accrued dividends.

     In April 1996, the Company acquired all of the outstanding stock of TreBay in exchange for 390,000 shares of Series A convertible preferred stock and 28,470 shares of Series C redeemable preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


9.   Shareholders' Equity and Redeemable Preferred Stock (continued)

     The following table presents changes in redeemable preferred stock (dollars in thousands):


                                                 Series A                Series B              Series C
                                              Preferred Stock         Preferred Stock       Preferred Stock
                                              ---------------        -----------------     -----------------
                                              Shares    Amount       Shares     Amount     Shares     Amount
                                              ------    ------       ------     ------     ------     ------



Balance at December 31, 1993.............     68,900   $ 8,957        8,498  $    1,053       --  $    --
Forgiveness of accretion of dividends....        --     (2,067)         --         (203)      --       --
Exchange of shares outstanding...........    (68,900)   (6,890)      (8,498)       (850)      --       --
Issuance of shares.......................    340,454     3,262    2,127,838      20,385   289,853    28,985
Repurchase of preferred stock............        --       --            --          --    (18,698)   (1,870)
Issuance of preferred stock..............     23,761       227          --          --      1,908       191
Accretion of dividends...................        --        143          --          866       --      1,690
                                          ----------- ----------  ---------  -----------  -------- --------

Balance at December 31, 1994.............    364,215     3,632    2,127,838      21,251   273,063    28,996
Accretion of dividends...................         --       209          --        1,223       --      2,458
                                          ----------- ----------  ---------  -----------  -------- --------

Balance at December 31, 1995.............    364,215     3,841    2,127,838      22,474   273,063    31,454
   Accretion of dividends................        --        263          --          922       --      2,077
   Forgiveness of dividends..............        --       (404)         --       (2,395)      --     (4,761)
   Shareholders stock returned...........     (9,563)      (91)         --          --     (2,074)    (208)
   Issuance of shares in acquisition of
     TreBay Medical                          390,000     3,736                             28,470     2,847
                                                                        --          --
Redemption of preferred stock............        --         --          --          --   (235,327)  (25,000)
Conversion of preferred stock to common
  stock..................................   (744,652)   (7,345)  (2,127,838)    (21,001)  (64,132)   (6,409)
                                          ----------- ----------  ---------  -----------  -------- --------

Balance at December 31, 1996.............          -- $     --               $      --         --  $     --
                                          =========== ==========  =========  ===========  ======== ========


10.   Retirement Benefits

     Retirement  benefits  are provided to all  eligible  employees  through the participation in defined contribution plans maintained by the Company which comply with the provisions of Section 401(k) of the Internal Revenue Code (the "Savings Plans"). The provisions of the Savings Plans differ with respect to employee contributions, employer matching percentages and profit sharing depending on the country in which the employees work. Expense recorded by the Company for the various plans for the years ended December 31, 1996, 1995 and 1994 was approximately $510, $520 and $295, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


11.   Employee Stock Incentives

     The Company has reserved an aggregate of 415,000 shares of its Common Stock (see Note 9) for grant or sale to key employees of the Company. These shares may be issued in such amounts and in such a manner (including stock options, restricted stock grants, stock bonuses, or other stock incentive programs) as determined by the Company's Board of Directors from time-to-time. In general, the options are granted at exercise prices equal to the fair market value of common stock on the date of grant and provide for vesting over a number of years. The following table summarizes option activity which may be exercised at various dates through January 2000:



                                                 Weighted
                                                 Average
                                              Exercise Price         1996              1995             1994
                                              --------------         ----              ----             ----

Options outstanding beginning
 of the period.............................        $5.67           251,350          257,100           132,850
Options granted............................         9.15           421,666            8,000           131,000
Options exercised..........................         1.81          (104,600)          (6,750)           (6,750)
Options canceled...........................         8.87           (99,550)          (7,000)              --
                                                               ---------------  ----------------  --------------
Options outstanding end of period..........         8.99           468,866          251,350           257,100
                                                               ===============  ================  ===============
Range of option prices on options granted..                     $9.36-$10.65         $9.58             $9.58

Range of option prices on options                              ===============  ================  ===============
 exercised.................................                       $1.00-$9.58      $1.00-2.00        $1.00-2.00
                                                               ===============  ================  ===============





     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued with exercise prices equal to the fair value of the common stock on the date of grant. Statement No. 123 requires the determination of fair value of all options utilizing stock option valuation models. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In providing the pro forma disclosures below, the Company used the Black-Scholes option pricing model with the following weighted average assumptions: 1) an expected volatility factor for the Company's stock of .31; 2) a risk-free interest rate of 6.5%; and 3) an expected life of options of 3 years. The weighted-average grant date fair value of options granted in 1996 was $4.01. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss from continuing operations and loss per share from continuing operations would be as follows:

                                                1996              1995
                                                ----              ----

Pro forma Net loss--as reported.........      $(2,413)           $ (149)
Pro forma Net loss--adjusted............      $(2,545)           $ (150)
Pro forma loss per share--as reported...      $ (0.46)           $(0.03)
Pro forma loss per share--adjusted......      $ (0.49)           $(0.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


12.   Income Taxes

     The provision for income taxes (benefit) from continuing operations consists of the following:

                                      1996        1995         1994
                                      ----        ----         ----
     Current:
          Federal...............       $496      $   206      $(292)
          State.................        206           33        (47)
                                      -----      -------      ------
                                        702          239       (339)
     Deferred:
          Domestic..............        540        1,116       (435)
          Foreign tax benefit...       (369)          --         --
                                      -----      -------      ------
                                       $873       $1,355      $(774)
                                      =====      =======      ======



     During 1996, the Company's tax liability was decreased $150 and additional paid-in capital increased due to the early disposition of stock by a stock option holder.

     Income tax expense (benefit) from continuing operations reconciled to the amount computed at statutory rates is as follows:

                                          1996         1995              1994
                                          ----         ----              ----
       Federal tax (benefit) at
        statutory rate.................  $(103)      $   588            $(815)

       Purchased in-process research
        and development................    833            --               --

       State income taxes (benefit)
        (net of federal income tax
        effect)........................     92           136              (78)

       Unrecognized loss from
        foreign operations.............     --           387               45

       Loss from unconsolidated
        subsidiary for tax purposes....     --           192              114

       Other, net......................     51            52              (40)
                                          ----        ------            ------
                                          $873        $1,355            $(774)
                                          ====        ======            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


12.   Income Taxes (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

                                                          December 31,
                                                        1996         1995
                                                        ----         ----
  Deferred income tax assets:
       Net operating loss carryforwards..........      $1,131        $ --
       Losses from foreign operations and
          unconsolidated subsidiary                     1,068          579
       Amortization of goodwill..................          --           84
       Severance accruals........................         566          275
       Patents and other intangibles.............         553          358
       Inventory.................................         728          291
       AMT credit................................         333          161
       Non-deductible accrued expenses...........         436          778
                                                      --------    ---------
                                                        4,815        2,526
       Valuation allowance.......................        (585)        (579)
                                                      --------    ---------
                                                        4,230        1,947
  Deferred income tax liabilities:
       Amortization of goodwill..................        (570)        --
       Depreciation..............................        (562)        (339)
       Purchased research and development........        (298)        --
       Deductible prepaid expenses...............         (27)         (30)
                                                      --------    ---------
                                                       (1,457)        (369)
                                                      --------    ---------
                                                       $2,773       $1,578
                                                      ========    =========

            The valuation allowance at December 31, 1996 and 1995 related to certain losses from foreign operations incurred prior to 1996 which management believes the ultimate realization of the related tax benefits is not more likely than not at the present time. Foreign losses totaling approximately $2.4 million can be carried forward for periods ranging from five years to indefinitely.

13. Related Party Transactions

           At December 31, 1996 and 1995, the Company had notes receivable from its officers for advances made to acquire the Company's stock (see Note 9) and for other purposes as follows:
                                                         December 31,
                                                        1996        1995
                                                        ----        ----

            Shareholders' notes.................       $  --      $   349
            Other notes receivable..............         724          332
                                                       ------     --------
            Total notes receivable..............        $724      $   681
                                                       ======     ========

     The other notes receivable outstanding at December 31, 1996, relates to a note receivable from an officer, which is collateralized by 44,460 shares of the Company's common stock, bears interest at 10%, becomes a demand note on November 7, 2000 and, in any event, is payable in full by November 7, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)



13.   Related Party Transactions (continued)


     The 1995 notes bear interest at rates ranging from 7% to 8% and are due in annual installments payable from the annual bonuses (if any) paid to the officers. During 1996, $162 of notes were canceled due to the return of stock which was securing the notes.

     The loans made to the officers to acquire the Company's stock and other notes from officers have been reflected as shareholders' notes receivable as a component of shareholder's equity and non-current notes receivable from officers, respectively, in the accompanying balance sheets.

     In connection with the acquisition of TreBay Medical Corporation in April 1996, a significant shareholder of the Company made loans to three officers to acquire the Company's stock. At December 31, 1996, the aggregate principal value of notes payable to the shareholder from the officers was $1.9 million. The notes are secured by a total of 172,173 shares of the Company's common stock, bear interest at 7% and become payable in full on April 16, 2001. The officers are obligated to apply 50% of the after-tax amount of any Company bonuses to unpaid interest and principal.

14.   Lease Commitments

     The Company was committed under noncancelable operating leases with terms in excess of one year involving certain property and equipment. Rental expense on all rental agreements totaled $790, $417 and $431 for the years ended December 31, 1996, 1995 and 1994, respectively. In general, the Company has options to renew its leases for varying periods of time. Annual minimum rental commitments under these leases are as follows:

       Year Ending December 31,
       1997........................................  $   673
       1998........................................      374
       1999........................................      163
       2000........................................       90
       2001 and thereafter.........................       36
                                                    --------
                                                      $1,336
                                                    ========

15.   Contingencies

     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


16.   Segment Information

     The Company's subsidiaries operate distribution facilities in a number of foreign countries. Currently, international subsidiaries are present in Canada, Australia, United Kingdom, France and Germany. These subsidiaries represent approximately 16% of 1996 total sales of the Company, with France representing the largest portion of this with 5% of total sales. Inter-area sales are not significant to the total sales of any one geographic area.

                                 Information about the Company's Operations in
                                         Different Geographic Areas
                                 ---------------------------------------------
                                                   Income
                                  Sales         (Loss) from       Identifiable
                                                 Operations          Assets
                                 -------        -----------       ------------
 1996:
    United States                $55,034            $ 628           $88,788
    International Operations      10,630             (922)            5,268
                                 -------        -----------       ------------
    Consolidated                 $65,664            $(294)          $94,056
                                 =======        ===========       ============

 1995:
    United States                $51,644           $2,801           $87,873
    International Operations       8,221           (1,121)            5,250
                                 -------        -----------       ------------
    Consolidated                 $59,865           $1,680           $93,123
                                 =======        ===========       ============

 1994:
    United States                $40,716          $(2,102)          $93,709
    International Operations       1,759             (227)            2,011
                                 -------        -----------       ------------
    Consolidated                 $42,475          $(2,329)          $95,720
                                 =======        ===========       ============


     The Company had export sales of $10.4 million, $9.4 million and $12.7 million in 1996, 1995 and 1994, respectively, representing 16%, 15% and 30% of total sales, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


17.   Pro Forma Statement of Operations (Unaudited)


Pro Forma Statement of Operations

     The following unaudited pro forma statements of operations for the year ended December 31, 1996 and 1995 reflects: 1) the statement of operations of the Company for the periods presented as if TreBay was purchased on January 1, 1995; and 2) excludes the discontinued operations of the Company for the year ended
December 31, 1995. The pro forma statement of operations should be read in conjunction with the financial statements and notes thereto included elsewhere herein.


                                                     Year Ended      Three Months Ended
                                                 December 31, 1996     March 30, 1996
                                                 -----------------   ------------------
                                                                                                            Pro
                                                       Xomed            TreBay           Adjustments       Forma
                                                       -----            ------           -----------       -----

Sales, net......................................      $ 65,664        $      279      $        --          $65,943
Cost of sales...................................        25,926               219               --           26,145
                                                      --------        -----------     ------------          ------
Gross profit....................................        39,738                60               --           39,798

Operating Expenses:
     Selling, general and administrative........        26,799               299             (154)(a)       26,944
     Research and development...................         3,659               138              (66)(a)        3,731
     Amortization of intangibles................         2,421               --                --            2,421
     Write-off of acquired research and
        development.............................         2,380               --                --            2,380
     Restructuring charges......................         3,093               --                --            3,093
                                                      --------        -----------     ---------------        -----

Total operating expenses........................        38,352               437             (220)          38,569
                                                      --------        -----------     ---------------       ------

Operating income (loss) from continuing
   operations...................................         1,386              (377)             220            1,229
                                                      --------        -----------     ---------------       -------

Interest expense................................        (2,205)              --               --            (2,205)
Other income, net...............................           525                54              --               579
                                                      --------        -----------     ---------------       ------

Income (loss) before income tax expense
    (benefit)...................................          (294)             (323)             220             (397)
Income tax expense (benefit)....................           873               --               (27) (a)         846
                                                      --------        ----------      ----------------  -----------
Net income (loss)...............................      $ (1,167)       $     (323)      $      247           (1,243)
                                                      =========       ===========      ===============
Preferred stock dividends.......................                                                             1,170
                                                                                                        -----------
Net (loss) attributable to common
   shareholders                                                                                            $(2,413)
                                                                                                        -----------
Pro forma net (loss) per share (b)..............                                                        $     (.46)
                                                                                                        ===========
Pro forma weighted average shares outstand-
   ing (b)......................................                                                             5,238
                                                                                                        ===========

-------------
(a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments.
(b)  See Note 18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

17.   Pro Forma Statement of Operations (Unaudited) (continued)



                                                              Year Ended
                                                          December 31, 1995
                                                          -----------------
                                                           Xomed       TreBay    Adjustments   Pro Forma
                                                           -----       ------    -----------   ---------


Sales, net.............................................    $59,865       $450     $    --      $ 60,315
Cost of sales..........................................     23,175        528          --        23,703
                                                           -------     -------    ----------   --------
Gross profit...........................................     36,690        (78)         --        36,612
Operating expenses:
   Selling, general and administrative.................     27,077      1,084        (713)(a)    27,448
   Research and development............................      2,405        443         (49)(a)     2,799
   Amortization........................................      2,579        --           --         2,579
                                                           -------     -------    ----------   --------
Total operating expenses...............................     32,061      1,527        (762)       32,826
                                                           -------     -------    ----------   --------
Operating income (loss) from continuing operations.....      4,629     (1,605)        762         3,786

Interest expense.......................................     (3,063)       --           --        (3,063)
Other income (expense), net............................        114        109          --           223
                                                           -------     -------    ----------   --------
Income (loss) before income tax expense (benefit)......      1,680     (1,496)        762           946
Income tax expense (benefit)...........................      1,355         --        (260)(a)     1,095
                                                           -------     -------    ----------   --------

Net income (loss)......................................    $   325    $(1,496)    $ 1,022          (149)
                                                           =======    ========    ==========
Dividends on preferred stock...........................                                             --
                                                                                               --------
Net income available to common shareholders............                                        $   (149)
                                                                                               ========
Pro forma net income (loss) per share(b)...............                                        $  (0.03)
                                                                                               ========
Pro forma weighted average shares outstanding(b).......                                           4,617
                                                                                               ========

(a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustment.
(b)  See Note 18.


18.   Pro Forma and Supplementary Pro Forma Net Income Per Share

     Pro forma net income per share is computed based on the weighted average number of shares of common stock outstanding assuming conversion on January 1, 1995 of: 1) all Series A and B Convertible Preferred Stock outstanding as of December 31, 1995; 2) 390,000 shares of Series A Convertible Preferred Stock issued in the purchase of TreBay; 3) all stock options including the options issued after December 31, 1995 which have been assumed to be outstanding as of January 1, 1995; and 4) the conversion of 60,225 shares of Series C Preferred Stock into 300,354 shares of Common Stock subsequent to the initial public offering, based upon the initial public offering price of $21.00 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)


18.   Pro Forma and Supplementary Pro Forma Net Income Per Share (continued)

     Supplementary pro forma net income per share is computed upon the basis stated above and giving effect to the Company's initial public offering of 2,875,000 shares of Common Stock and paydown of approximately $20.8 million of term notes payable including interest, approximately $8.2 million of revolving line of credit and $25.0 million of Series C Preferred Stock as if the offering was effective January 1, 1995. Interest expense, net of tax benefit, totaled $1,204 and $1,656 for the years ended December 31, 1996 and 1995, respectively, and has been eliminated as a result of the assumed paydown of debt. The supplementary pro forma income (loss) per share from continuing operations for the year ended December 31, 1996 and 1995 and was $(.01) and $.21, respectively.