Form 10-Q
period 1997-03-29
XOMED SURGICAL PRODUCTS INC
filed 1997-05-13
CIK 1016181

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
 [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 29, 1997

                                       OR

 [  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___________to____________

                  Commission file number  000-21517

                          Xomed Surgical Products, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1393528
(State or  other jurisdiction of                      (I.R.S. Employer
incorporation  or organization)                      Identification No.)



6743 Southpoint Drive N., Jacksonville, FL                32216-0980
(Address of principal executive offices)                 (Zip  Code)


                                 (904) 296-9600
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes__X__   No____


         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Common stock, $.01 par value - 7,333,899 shares as of April 15, 1997

================================================================================

                 Xomed Surgical Products, Inc. and Subsidiaries

                                      Index




Part I. Financial Information                                        Page Number

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
               March 29, 1997 and December 31, 1996....................... 2

            Condensed Consolidated Statements Of Income
               Three Months Ended March 29, 1997 and March 30, 1996....... 3

            Condensed Consolidated Statements Of Cash Flows
               Three Months Ended March 29, 1997 and March 30, 1996....... 4

            Notes To Condensed Consolidated Financial Statements
                    March 29, 1997........................................ 5

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 7


Part II. Other Information

Item 1.     Legal Proceedings............................................. 9

Item 6.     Exhibits and Reports on Form 8-K.............................. 9

Signatures                                                                10

                         Part I. Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                 Xomed Surgical Products, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)




                                                                                 March 29,            December 31,
                                                                                   1997                   1996
                                                                              ----------------       -----------------
                                                                                 (unaudited)


Assets
Current assets:
     Cash and cash equivalents.........................................            $   685                $   629
     Accounts receivable, less allowance...............................             11,305                  9,935
     Other receivables.................................................                598                  1,056
     Inventories.......................................................             14,861                 14,846
     Prepaid expenses..................................................                806                    853
     Income taxes receivable...........................................                 --                    217
     Deferred income taxes.............................................              1,815                  1,721
                                                                              ----------------       -----------------
Total current assets...................................................             30,070                 29,257

Notes receivable from officers.........................................                724                    724
Property, plant and equipment, net.....................................             15,314                 15,377
Cost in excess of net assets acquired, net.............................             43,892                 44,389
Other assets...........................................................              3,271                  3,273
Deferred income taxes..................................................                695                  1,036
                                                                              ----------------       -----------------
Total assets...........................................................            $93,966                $94,056
                                                                              ================       =================

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable..................................................            $ 4,337                $ 4,848
     Accrued expenses..................................................              4,148                  4,835
     Accrued restructuring costs.......................................                541                  1,155
     Current portion long-term debt and capital lease obligation.......                482                     88
                                                                              ----------------       -----------------
Total current liabilities..............................................              9,508                 10,926

Long-term debt and capital lease obligation, less current portion......              2,975                  3,563
Redeemable Preferred Stock -  -0- shares issued and outstanding........                 --                     --
Shareholders' equity :
     Common stock, voting, $.01 par value; 30,000,000 shares authorized,
     7,333,899 shares issued and outstanding...........................                 73                     73
     Common stock, non-voting, $.01 par value; 4,000,000 shares authorized,
     -0- shares issues and outstanding                                                  --                     --
Retained deficit.......................................................             (8,502)               (9,589)
Additional paid-in capital.............................................             90,276                 89,475
Unearned compensation..................................................               (364)                 (392)
                                                                              ----------------       -----------------
Total shareholders' equity.............................................             81,483                 79,567
                                                                              ----------------       -----------------
Total liabilities and shareholders' equity ............................            $93,966                $94,056
                                                                              ================       =================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                 Xomed Surgical Products, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                        Three Months Ended
                                                                              ---------------------------------------
                                                                                March 29,              March 30,
                                                                                   1997                  1996
                                                                              ---------------      ------------------

Sales, net.............................................................            $17,804                 $ 16,308
Cost of sales..........................................................              7,160                    6,449
                                                                              ---------------      ------------------

Gross margin...........................................................             10,644                    9,859
Operating expenses:
     Selling, general and administrative...............................              7,253                    7,338
     Research and development..........................................              1,006                      762
     Amortization of intangibles.......................................                615                      555
                                                                              ---------------      ------------------

Total operating expense................................................              8,874                    8,655
                                                                              ---------------      ------------------

Operating income ......................................................              1,770                    1,204

Interest expense, net..................................................                (54)                    (740)
Other income, net......................................................                 92                      164
                                                                              ---------------      ------------------

Income before income tax expense.......................................              1,808                      628
Income tax expense.....................................................                721                      251
                                                                              ---------------      ------------------

Net income.............................................................            $ 1,087                 $    377
                                                                              ===============      ==================

Pro forma:

Net income.............................................................                                    $    301
Preferred stock dividends..............................................                                           -
                                                                                                   ------------------

Net income available to common shareholders............................                                         301
Interest expense, net of taxes.........................................                                         379
Preferred stock dividends..............................................                                           -
                                                                                                   ------------------

Supplementary net income...............................................                                    $    680
                                                                                                   ==================

Per share:
Net income (pro forma net income in 1996) ..............................           $  0.15                 $   0.07
                                                                              ===============      ==================



Supplementary pro forma net income .....................................                                   $   0.09
                                                                                                   ==================

Weighted average common shares outstanding (pro forma in 1996)..........              7,438                   4,617
                                                                              ===============      ==================

Supplementary pro forma weighted average common shares outstanding......                                      7,492
                                                                                                   ==================



See notes to condensed consolidated financial statements

                 Xomed Surgical Products, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)


                                                                                      Three Months Ended
                                                                          -------------------------------------------
                                                                             March 29,                 March 30,
                                                                               1997                      1996
                                                                          ----------------        --------------------

Operating activities
Net cash (used in )provided by operating activities....................       $   (80)                 $    781

Investing activities
Purchases of property and equipment....................................          (448)                     (859)
Proceeds from certificates of deposit..................................           140                        --
Purchase of other assets...............................................            --                      (113)
                                                                          ----------------        --------------------
Net cash used in investing activities..................................          (308)                     (972)

Financing activities
Proceeds from revolving line of credit.................................         5,336                     7,466
Payments on revolving line of credit...................................        (5,509)                   (6,732)
Payments on term notes payable.........................................            --                      (960)
Payments on capital lease obligation...................................           (21)                       --
Exercise of stock options..............................................           638                        --
                                                                          ----------------        --------------------
Net cash (used in) provided by finance activities......................           444                      (226)
                                                                          ----------------        --------------------

Net increase (decrease) in cash and cash equivalents...................            56                      (417)

Cash and cash equivalents at beginning of period.......................           629                       417
                                                                          ----------------        --------------------

Cash and cash equivalents at end of period.............................       $   685                  $     --
                                                                          ================        ====================

Supplemental disclosures of cash flow information
   Cash paid during the period for:

       Interest........................................................       $    52                  $    945
                                                                          ================        ====================
       Taxes...........................................................       $    38                  $     --
                                                                          ================        ====================





See notes to condensed consolidated financial statements.

                 Xomed Surgical Products, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      (in thousands, except per share data)



     Note A - Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1996, 1995, and 1994 of Xomed Surgical Products, Inc. (the Company) in the Company's 1996 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Note B - Inventories

     The components of inventory consist of the following:

                               March 29,                   December 31,
                                  1997                         1996
                        -------------------------     ------------------------

Raw Materials                    $ 5,542                      $ 5,601
Work-In-Process                    2,020                        2,006
Finished Products                  7,299                        7,239
                        -------------------------     ------------------------
                                 $14,861                      $14,846
                        =========================     ========================

                 Xomed Surgical Products, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements - (Continued)
                      (in thousands, except per share data)


   Note C - Pro Forma Statement of Operations

         The following unaudited pro forma statement of operations for the three months ended March 30, 1996 reflects the statement of operations of the Company for the period presented as if TreBay Medical Corporation (TreBay) was purchased on January 1, 1996. The pro forma statement of operations should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                                                   Three Months
                                                      Ended
                                                   March 30, 1996
                                       ----------------------------------------

                                                                                                            Pro
                                               Xomed               TreBay            Adjustments           Forma

                                       -----------------     ------------------     -------------     ----------------
   Sales, net....................            $16,308                  $279                  $  -         $16,587
   Cost of sales.................              6,449                   219                     -           6,668
                                       -----------------     ------------------     -------------     ----------------
   Gross margin..................              9,859                    60                     -           9,919
   Operating Expenses:
      Selling, general and                     7,338                   299                  (154) (a)      7,483
      administrative
      Research and development...                762                   138                   (66) (a)        834
      Amortization of intangible.                555                     -                     -             555
                                       -----------------     ------------------     -------------     ----------------
   Total operating expenses......              8,655                   437                  (220)          8,872
                                       -----------------     ------------------     -------------     ----------------
   Operating income (loss).......              1,204                  (377)                  220           1,047

   Interest expense                             (740)                    -                     -            (740)
   Other income, net.............                164                    54                     -             218
                                       -----------------     ------------------     -------------     ----------------
   Income (loss) before income tax
      expense (benefit)..........                628                  (323)                  220             525
   Income tax expense (benefit)..                251                     -                   (27)(a)         224
                                       -----------------     ------------------     -------------     ----------------
   Net income (loss).............            $   377                 $(323)                 $247         $   301
                                       =================     ==================     =============     ================

   Pro forma net income per share.                                                                       $  0.07
                                                                                                      ================
   Pro forma weighted average shares
      outstanding................                                                                          4,617
                                                                                                      ================


   (a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments.


Note D - Subsequent Event

         On May 5, 1997, the Company entered into an Amended and Restated Credit Agreement (the Credit Agreement) which provides for borrowings up to $25 million under a secured revolving credit facility based on levels of accounts receivable, inventory and other assets. The Credit Agreement provides for interest at the lenders' prime rate (8.50% at May 5, 1997) or alternatively at LIBOR (5.69% at May 5, 1997) plus 1.50%, and a commitment fee of 1/4 to 1/8 of one percent on the amount under the revolving credit facility available for additional borrowing. The outstanding principal amount under the Credit Agreement is due on May 5, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward looking statements that involve risks and uncertainties, including risk associated with the ear, nose and throat ("ENT") surgical products industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

         Sales by Market. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including lines of ophthalmic, orthopaedic and other products. The following table summarizes the Company's worldwide product line sales during the periods indicated.


                                                     Three Months Ended
                                         -------------------------------------------
                                              March 29,               March 30,
                                                1997                    1996
                                         -------------------     -------------------
                                                        (in thousands)

 Sinus & Rhinology...................                $6,195                  $5,010
 Head & Neck.........................                 3,599                   3,956
 Otology.............................                 3,996                   3,772
                                         -------------------     -------------------
    Total Core Business..............                13,790                  12,738
 Ophthalmic & Other..................                 4,014                   3,570
                                         -------------------     -------------------
    Total Company....................               $17,804                 $16,308
                                         ===================     ===================


         Net Sales. Net sales increased 9.2% to $17.8 million in the first three months of 1997 from $16.3 million in the comparable period in 1996. In the core business of sinus and rhinology, head and neck and otology, sales increased 8.3% over the prior comparable period. The increase in core business sales was principally the result of sales generated from several new products introduced recently, including the XPS tissue removal system, a line of sinus instruments and the Activent antimicrobial vent tube line. Sales in the head and neck product line decreased 9.0% versus the prior year primarily due to reductions in monitoring and drill equipment sales in international markets. The strong U.S. dollar relative to the currencies in several markets in which the Company participates contributed to the decline in equipment sales. Sales in the ophthalmic and other category increased 12.4% primarily due to the first shipments of orthopaedic instruments under a worldwide distribution agreement with a major orthopaedic company. Domestic sales increased 13.5% and international sales increased 0.6% in the first three months of 1997 over the prior comparable period. International sales represented 30.9% of total sales for the first three months of 1997 compared to 33.5% in the comparable period of 1996.

         Cost of Sales. Cost of sales increased 11.0% to $7.2 million, or 40.2% of sales in the first three months of 1997 from $6.4 million, or 39.5% of sales in the first three months of 1996. The increase in cost of goods sold as a percent of sales is primarily due to a higher mix of somewhat lower margin products during the current period such as the orthopaedic instrument line.

         Gross Margin. Gross margin as a percent of sales decreased to 59.8% in the first three months of 1997 from 60.5% in the prior comparable period primarily due to the sales mix considerations mentioned above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.2%, or $85,000 in the first three months of 1997 from the prior comparable period. The decrease in total selling, general and administrative expenses is primarily due to cost reduction initiatives implemented in the second quarter of 1996. Selling, general and administrative expenses decreased to 40.7% of sales for the first three months of 1997 from 45.0% in the prior comparable period.

         Research and Development. Research and development expenses increased 32.0% to $1.0 million in the first three months of 1997 from $0.8 million in the prior comparable period and increased as a percent of sales to 5.6% from 4.7% during the same respective periods. The increase was primarily due to project expenses related to the XPS powered tissue removal system and other new products.

         Amortization Expense. Amortization expense increased $60,000 to $615,000 for the first three months of 1997 as compared to the comparable period in 1996, due to amortization related to two product distribution agreements signed in the first quarter of 1996. The agreements were not in force for the full quarter in 1996.

         Interest and Other. Interest expense decreased 92.7% to $54,000 for the first three months of 1997 from $740,000 in the prior comparable period due to lower average debt levels during the current period. Other income was $92,000 for the first three months of 1997 compared to $164,000 for the prior comparable period. Prior year other income included royalty income under an agreement that terminated at the end of 1996. Current year other income includes royalties and income received from a third party related to a non-compete agreement violation.

         Income Taxes. The Company's effective tax rate was 40% for both the first three months of 1997 and the prior comparable period.

Liquidity and Capital Resources

         The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Company's acquisition of Xomed, Inc. in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility ("the Term Loan") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations had been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October, 1996 the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. At the end of the third month of 1997, total long-term debt was $3.5 million as compared to $37.1 million in the comparable prior period. Consequently, interest expense has been substantially reduced.

         During the three months ended March 29, 1997, the Company used cash of $80,000 in operating activities as compared with $781,000 cash generated from operating activities in the prior comparable period. In the first three months of 1997, the Company had a net use of approximately $2.1 million within inventory, accounts receivable and accounts payable as compared to net cash provided within these components of operations of approximately $400,000 in the comparable 1996 period. Accounts payable and accrued expenses comprised the majority of this use of cash, due to a $1.2 million decrease from December 31, 1996, related principally to payments of amounts related to the Company's initial public offering. In addition, payments related to the $3.1 million restructuring expense recorded during the second quarter of 1996 lowered cash flow from operations in the first three months of 1997 by $614,000.

         Cash used in investing activities was $0.3 million in the first three months of 1997 as compared to cash used in investing activities of $1.0 million in the prior comparable period. Capital expenditures were $448,000 and $859,000 in the first three months of 1997 and 1996, respectively. Cash used to purchase capital assets for the start-up of the Company's subsidiary in Germany contributed to the larger amount expended in the first three months of 1996.

     Cash provided by financing activities was $444,000 in the first three months of 1997 as compared with a use of cash of $226,000 in the comparable period of 1996. The Company received cash from the exercise of stock options of $638,000 in the first three months of 1997. In the first three months of 1996, the Company made payments under the then outstanding Term Loan totaling $960,000.

Subsequent Event

         On May 5, 1997, the Company amended and restated the Revolving Credit Facility to increase the amount available for borrowing to up to $25 million based on levels of accounts receivable, inventory and other assets. As amended, the Revolving Credit Facility provides for interest at the lenders' prime rate (8.50% at May 5, 1997) or alternatively at LIBOR (5.69% at May 5, 1997) plus 1.50%, and a commitment fee of 1/4 to 1/8 of one percent on the amount under the Revolving Credit Facility available for additional borrowing. The outstanding principal amount under the amended Revolving Credit Facility is due on May 5, 2000.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)   The following exhibits are included herein:

         11  Statement re:  computation of per share earnings

         27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 29, 1997.

                 Xomed Surgical Products, Inc. and Subsidiaries



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.



                                   Xomed Surgical Products, Inc.
                                   (Registrant)



Date  May 8, 1997                  /S/ James T. Treace
     -----------------             -------------------
                                   James T. Treace, Chairman, President
                                   and Chief Executive Officer (duly
                                   authorized officer)



Date  May 9, 1997                  /S/ Thomas E. Timbie
     -----------------             --------------------
                                   Thomas E. Timbie, Vice President and
                                   Chief Financial Officer (principal
                                   financial officer)