Form 10-Q
period 1997-06-28
XOMED SURGICAL PRODUCTS INC
filed 1997-08-11
CIK 1016181

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

              For the quarterly period ended JUNE 28, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to __________

                        COMMISSION FILE NUMBER 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        06-1393528
--------------------------------                      -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

6743 SOUTHPOINT DRIVE N., JACKSONVILLE, FL                 32216-0980
------------------------------------------                 -----------
(Address of principal executive offices)                    (Zip Code)

                                 (904) 296-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       Common stock, $.01 par value - 7,334,149 shares as of July 29, 1997

===============================================================================


                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE NUMBER
                                                                                   -----------
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
             June 28, 1997 and December 31, 1996...................................     2

         Condensed Consolidated Statements Of Operations
             Three Months Ended  June 28, 1997
             and June 29, 1996, and Six Months Ended
             June 28, 1997 and June 29, 1996.......................................     3

         Condensed Consolidated Statements Of Cash Flows
             Six Months Ended June 28, 1997 and June 29, 1996......................     4

         Notes To Condensed Consolidated Financial Statements
             June 28, 1997.........................................................     5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................     7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................     10

Item 4   Submission of Matters to a Vote of Security Holders.......................     10

Item 6.  Exhibits and Reports on Form 8-K..........................................     10

SIGNATURES                                                                              11


                          PART I. FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 28,    DECEMBER 31,
                                                                                1997          1996
                                                                             -----------   -----------
ASSETS                                                                       (unaudited)
Current assets:
     Cash and cash equivalents ............................................    $    501     $    629
     Accounts receivable, less allowance ..................................      11,659        9,935
     Other receivables ....................................................         701        1,056
     Inventories ..........................................................      15,672       14,846
     Prepaid expenses .....................................................       1,172          853
     Income taxes receivable ..............................................        --            217
     Deferred income taxes ................................................       1,695        1,721
                                                                               --------     --------
Total current assets ......................................................      31,400       29,257

Notes receivable from officers ............................................         724          724
Property, plant and equipment, net ........................................      15,404       15,377
Cost in excess of net assets acquired, net ................................      43,394       44,389
Other assets ..............................................................       3,124        3,273
Deferred income taxes .....................................................         695        1,036
                                                                               --------     --------
Total assets ..............................................................    $ 94,741     $ 94,056
                                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................    $  5,261     $  4,848
     Accrued expenses .....................................................       3,429        4,835
     Accrued restructuring costs ..........................................         253        1,155
     Current portion long-term debt and capital lease obligation ..........         460           88
                                                                               --------     --------
Total current liabilities .................................................       9,403       10,926

Long-term debt and capital lease obligation, less current portion .........       2,500        3,563
Redeemable Preferred Stock -  -0- shares issued and outstanding ...........        --           --
Shareholders' equity:
     Common stock, voting, $.01 par value; 30,000,000 shares authorized,
     7,333,899 shares issued and outstanding ..............................          73           73
     Common stock, non-voting, $.01 par value; 4,000,000 shares authorized,
     -0- shares issues and outstanding ....................................        --           --
Retained deficit ..........................................................      (7,175)      (9,589)
Additional paid-in capital ................................................      90,276       89,475
Unearned compensation .....................................................        (336)        (392)
                                                                               --------     --------
Total shareholders' equity ................................................      82,838       79,567
                                                                               --------     --------
Total liabilities and shareholders' equity ................................    $ 94,741     $ 94,056
                                                                               ========     ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   ----------------------    ----------------------
                                                    JUNE 28,     JUNE 29,      JUNE 28,    JUNE 29,
                                                      1997         1996         1997        1996
                                                   ---------    --------     ----------   ---------
Sales, net ....................................    $ 19,203     $ 16,634     $ 37,007     $ 32,942
Cost of sales .................................       7,568        6,241       14,728       12,690
                                                   --------     --------     --------     --------
Gross margin ..................................      11,635       10,393       22,279       20,252

Operating expenses:
Selling, general and administrative ...........       7,792        6,791       15,045       14,129
Research and development ......................         997          957        2,003        1,719
Amortization of intangibles ...................         589          613        1,204        1,168
Write-off of acquired research and development         --          2,380         --          2,380
Restructuring charges .........................        --          3,093         --          3,093
                                                   --------     --------     --------     --------

Total operating expenses ......................       9,378       13,834       18,252       22,489
                                                   --------     --------     --------     --------

Operating income (loss) .......................       2,257       (3,441)       4,027       (2,237)

Interest expense, net .........................         (53)        (739)        (107)      (1,479)
Other income (expense), net ...................           8         (157)         100            7
                                                   --------     --------     --------     --------

Income (loss) before income tax expense .......       2,212       (4,337)       4,020       (3,709)
Income tax expense (benefit) ..................         885         (745)       1,606         (494)
                                                   --------     --------     --------     --------

Net income (loss) .............................    $  1,327     $ (3,592)    $  2,414     $ (3,215)
                                                   ========     ========     ========     ========

Pro forma:
Net loss ......................................                 $ (3,592)                 $ (3,291)
Preferred stock dividends .....................                      539                       539
                                                                --------                  --------
Net loss available to common shareholders .....                   (4,131)                   (3,830)
Interest expense, net of taxes ................                      379                       758
Preferred stock dividends .....................                      539                       539
                                                                --------                  --------
Supplementary net (loss) ......................                 $ (3,213)                 $ (2,533)
                                                                ========                  ========

Per share:
Net income (loss) (pro forma net loss in 1996)     $   0.18     $  (0.89)    $   0.32     $  (0.83)
                                                   ========     ========     ========     ========
Supplementary pro forma net loss ..............                 $  (0.43)                 $  (0.34)
                                                                ========                  ========
Weighted average common shares outstanding
(pro forma in 1996) ...........................       7,477        4,623        7,458        4,620
                                                   ========     ========     ========     ========

Supplementary pro forma weighted average common
shares outstanding ............................                    7,498                     7,495
                                                                ========                 =========

See notes to condensed consolidated financial statements


                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                               -----------------------
                                                                 JUNE 28,     JUNE 29,
                                                                   1997        1996
                                                               ----------    ---------
OPERATING ACTIVITIES
Net cash provided by operating activities ..................    $  1,087     $  1,373

INVESTING ACTIVITIES
Purchases of property and equipment ........................      (1,302)      (1,668)
Proceeds from certificates of deposit ......................         140          330
Purchase of other assets ...................................        --           (198)
Purchase of business (including cash received) .............        --          2,000
                                                                --------     --------
Net cash (used in) provided by investing activities ........      (1,162)         464

FINANCING ACTIVITIES
Proceeds from revolving line of credit .....................      10,097       14,706
Payments on revolving line of credit .......................     (10,745)     (13,725)
Payments on term notes payable and capital lease obligations         (43)      (2,827)
Proceeds from exercise of stock option .....................         638         --
Proceeds from issuance of stock ............................        --            113
                                                                --------     --------
Net cash (used in) provided by financing activities ........         (53)      (1,733)
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents .......        (128)         104

Cash and cash equivalents at beginning of period ...........         629          417
                                                                --------     --------
Cash and cash equivalents at end of period .................    $    501     $    521
                                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest ............................................    $    119     $  1,172
                                                                ========     ========
       Taxes ...............................................    $    572     $   --
                                                                ========     ========

See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1996, 1995, and 1994 of Xomed Surgical Products, Inc. (the Company) in the Company's 1996 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                 JUNE 28,         DECEMBER 31,
                                  1997               1996
                                 --------         ------------

Raw Materials                    $ 5,505            $ 5,601
Work-In-Process                    1,676              2,006
Finished Products                  8,491              7,239
                                 -------            -------
                                 $15,672            $14,846
                                 =======            =======

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

     The following unaudited pro forma statement of operations for the six months ended June 29, 1996 reflects the statement of operations of the Company for the period presented as if TreBay Medical Corporation (TreBay) was purchased on January 1, 1996. The pro forma statement of operations should be read in conjunction with the financial statements of the Company in its 1996 Annual Report on Form 10-K.

                                                        SIX MONTHS
                                                           ENDED
                                                       JUNE 29, 1996
                                                 -----------------------------------
                                                                                             PRO
                                                   XOMED        TREBAY    ADJUSTMENTS       FORMA
                                                 --------     ---------   -----------     --------
Sales, net ..................................    $ 32,942     $    279     $   --         $ 33,221
Cost of sales ...............................      12,690          219         --           12,909
                                                 --------     --------     --------       --------
Gross margin ................................      20,252           60         --           20,312
Operating Expenses:
   Selling, general and administrative ......      14,129          299         (154)  (a)   14,274
   Research and development .................       1,719          138          (66)  (a)    1,791
   Amortization of intangibles ..............       1,168         --           --            1,168
   Write-off of acquired research development       2,380                                    2,380
   Restructuring charges ....................       3,093                                    3,093
                                                 --------     --------     --------       --------
Total operating expenses ....................      22,489          437         (220)        22,706
                                                 --------     --------     --------       --------
Operating income (loss) .....................      (2,237)        (377)         220         (2,394)

Interest expense ............................      (1,479)        --           --           (1,479)
Other income, net ...........................           7           54         --               61
                                                 --------     --------     --------       --------
Income (loss) before income tax
   expense (benefit) ........................      (3,709)        (323)         220         (3,812)
Income tax expense (benefit) ................        (494)        --            (27)  (a)     (521)
                                                 --------     --------     --------       --------
Net income (loss) ...........................    $ (3,215)    $   (323)    $    247       $ (3,291)
                                                 ========     ========     ========       ========
Pro forma net loss per share ................                                             $  (0.83)
                                                                                          ========
Pro forma weighted average shares outstanding                                                4,620
                                                                                          ========

----------
(a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING RISK ASSOCIATED WITH THE EAR, NOSE AND THROAT ("ENT") SURGICAL PRODUCTS INDUSTRY AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF XOMED SURGICAL PRODUCTS, INC. (THE COMPANY) WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

     SALES BY MARKET. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including lines of ophthalmic, orthopaedic and other products. The following table summarizes the Company's worldwide product line sales during the periods indicated (in thousands).

                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                            -------------------------------  -----------------------------
                            JUNE 28, 1997    JUNE 29, 1996   JUNE 28, 1997   JUNE 29, 1996
                            -------------    -------------   -------------   -------------
Sinus & Rhinology ....         $ 6,860         $ 5,910         $13,055         $10,920
Head & Neck ..........           4,382           3,875           7,981           7,831
Otology ..............           4,145           3,833           8,141           7,605
                               -------         -------         -------         -------
   Total Core Business          15,387          13,618          29,177          26,356
Ophthalmic & Other ...           3,816           3,016           7,830           6,586
                               -------         -------         -------         -------
   Total Company .....         $19,203         $16,634         $37,007         $32,942
                               =======         =======         =======         =======


     NET SALES. For the three months ended June 28, 1997, net sales increased 15.4% to $19.2 million from $16.6 million in the comparable quarter of 1996. Net sales increased 12.3% to $37.0 million in the first six months of 1997 from $32.9 million in the comparable period in 1996. In the core business of sinus and rhinology, head and neck and otology, sales increased 13.0% and 10.7% for the three and six month periods ended June 28, 1997, respectively, compared to the 1996 comparable periods. Sales in the head and neck product line rebounded from a decrease of 9.0% in the first quarter of 1997 over the first quarter of 1996 to an increase of 13.1% for the second quarter of 1997 over the second quarter of 1996. The improvement in the second quarter of 1997 relates principally to increased sales in the monitoring and drill equipment lines. Overall, in the core business, domestic sales increased 21.1% and 16.9% for the three and six month periods ended June 28, 1997, respectively, as compared with the comparable periods of 1996, and international sales decreased 1.7% and 1.1% in the same periods of 1997 from the 1996 comparable periods. Low availability of funding in national health care systems in European countries as well as a strong U.S. dollar relative to the currencies in several markets in which the Company participates contributed to the decline in international sales. Total sales in the Ophthalmic and Other category increased 26.5% and 18.9% in the three and six month periods ended June 28, 1997, respectively, compared to the comparable periods in 1996 and represented 21.2% of total sales for the six month period ended June 28, 1997 compared to 20.0% of total sales in the comparable period of 1996. The increases in Ophthalmic and Other related primarily to shipments of orthopaedic instruments in 1997 which were not present in 1996.

     GROSS MARGIN. Gross margin as a percent of sales was 60.6% and 60.2% for the three and six month periods ended June 28, 1997, respectively, compared to 62.5% and 61.5% in the 1996 comparable periods. The decrease in the gross margin percentage relates primarily to a higher mix of somewhat lower margin products during the current periods such as the orthopaedic instrument line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14.7% and 6.5% to $7.8 million and $15.0 million in the three month and six month periods ended June 28, 1997, respectively, from the comparable periods in 1996. As a percent of sales Selling, General and Administrative expenses were 40.6% and 40.7% in the three and six month periods ended June 28, 1997, respectively, as compared to 40.8% and 42.9%, respectively, in the 1996 prior comparable periods.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 4.2% and 16.5% to $997,000 and $2.0 million in the three month and six month periods ended June 28, 1997, respectively, from the comparable periods in 1996. As a percent of sales research and development expenses for 1997 were 5.2% and 5.4%, respectively, as compared to 5.8% and 5.2%, respectively in the 1996 prior comparable periods. Major project spending during the current periods includes expenses related to the XPS(TM) powered tissue removal system, cutter blades and other new products.

     OPERATING INCOME (LOSS). Operating income (loss) reflected income of $2.3 million and $4.0 million for the three and six month periods ended June 28, 1997, respectively, compared to losses of $3.4 million and $2.2 for the comparable periods of 1996. The increase in operating income of $6.2 million for the six months ended June 28, 1997 compared to the comparable period in 1996 relates to the discussion above, but also to a $3.1 million restructuring charge recorded in the second quarter of 1996 and the write-off of in-process research and development of $2.4 million in conjunction with the purchase of TreBay Medical Corporation also in the second quarter of 1996.

     INTEREST AND OTHER. Interest expense decreased 92.8% to $107,000 for the first six months of 1997 from $1,479,000 in the prior comparable period due to lower average debt levels during the current period. Interest expense also decreased 92.8% for the three months ended June 28, 1997 from the comparable period of 1996. Other income was $8,000 and $100,000 for the three and six month periods of 1997, respectively, compared to other expense, net of $157,000 and other income, net of $7,000 for the comparable periods of 1996. The prior year's second quarter includes approximately $140,000 of expense related to an adjustment of a royalty agreement which expired in 1996.

     INCOME TAXES. The Company's effective tax rate was 40.0% on the Company's net income for the first six months of 1997 compared to an effective tax rate of 13.3% on the Company's net loss for the comparable period of 1996. The 1996 rate varied from an effective rate of 40.0% due to the lack of tax benefit related to the write-off of in-process research and development in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Company's acquisition of Xomed, Inc. in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility (the "Term Loan") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations had been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October, 1996 the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. As of June 28, 1997, total long-term debt was $2.5 million as compared to $30.3 million in the comparable prior period. Consequently, interest expense has been substantially reduced.

     During the six months ended June 28, 1997, the Company generated cash of $1.1 million in operating activities as compared with $1.4 million cash generated from operating activities in the prior comparable period. In the first six months of 1997, the Company had a net use of cash of approximately $3.2 million within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of operations (after deduction of a $1.7 million cash flow related to one customer, which receipt is non-recurring) of approximately $1.9 million in the comparable 1996 period. Accounts payable and accrued expenses comprised a significant amount of this use of cash, due to a $1.0 million decrease from December 31, 1996, related principally to payments of amounts related to the Company's initial public offering. The balance of the use of cash within these working capital accounts stems from the Company's growth in sales and related increase in accounts receivable and inventories. In addition, payments related to the $3.1 million restructuring charge recorded during the second quarter of 1996 lowered cash flow from operations in the first six months of 1997 by $902,000.

     Cash used in investing activities was $1.2 million in the first six months of 1997 as compared to cash used in investing activities of $1.5 million (after eliminating the effects of cash acquired in a business combination) in the prior comparable period. Capital expenditures were $1.3 million and $1.7 million in the first six months of 1997 and 1996, respectively. Cash used to purchase capital assets for the start-up of the Company's subsidiary in Germany contributed to the larger amount expended in the first six months of 1996.

     Cash used in financing activities was $53,000 in the first six months of 1997 as compared with a use of cash of $1.7 million in the comparable period of 1996. The Company received cash from the exercise of stock options of $638,000 in the first quarter of 1997 and reduced its long-term debt by approximately $700,000. In the first six months of 1996, the Company made payments under the then outstanding Term Loan and its capital lease obligation of $2.8 million.

AMENDMENT OF REVOLVING CREDIT FACILITY

     On May 5, 1997, the Company amended and restated the Revolving Credit Facility to increase the amount available for borrowings up to $25 million based on levels of accounts receivable, inventory and other assets. As amended the Revolving Credit Facility provides for interest at the lender's prime rate (8.5% at July 29, 1997) or alternatively at LIBOR (5.625% at July 29, 1997) plus 1.50%, and a commitment fee of 1/4 or 1/8 of one percent on the amount under the Revolving Credit Facility available for additional borrowing. The outstanding principal amount under the Revolving Credit Facility is due on May 5, 2000.

NEW STATEMENT OF FINANCIAL ACCOUNTING

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Dilutive stock options and other dilutive equity instruments will be included in a separate presentation of "earnings per share - assuming dilution." The impact is not expected to be material, as shown below:

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      --------------------------------   --------------------------------
                                                      JUNE 28, 1997     JUNE 29, 1996    JUNE 28, 1997     JUNE 29, 1996
                                                      --------------    --------------   --------------    --------------
Earnings (loss) per share as presented...............     $ 0.18            $(0.89)           $0.32           $(0.83)
Restated
   Earnings (loss) per share ........................     $ 0.18            $(0.91)           $0.33           $(0.85)
   Earnings (loss) per share assuming dilution.......     $ 0.18            $(0.89)           $0.32           $(0.83)

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its 1996 annual meeting of stockholders on May 28, 1997. At the meeting all of the Company's directors were elected to serve until the next annual meeting of stockholders and until their respective successors are elected and so qualify. The vote for each nominee for director was as follows:

NAME OF DIRECTOR                VOTES FOR    VOTES WITHHELD
----------------------------   -----------   --------------
James T. Treace                 6,906,764        1,500
Richard B. Emmitt               6,906,764        1,500
Paul H. Klingenstein            6,906,764        1,500
William R. Miller               6,906,764        1,500
Rodman W. Moorhead, III         6,906,764        1,500
James E. Thomas                 6,906,764        1,500
Elizabeth H. Weatherman         6,906,764        1,500

     At the meeting, the stockholders also voted to approve certain amendments to the Company's 1996 Stock Option Plan (the "Plan") to, among other things, increase the number of shares of the Company's Common Stock covered by the Plan by 300,000 shares, from 778,000 to 1,078,000 shares. The vote on the amendment was as follows: 6,839,394 shares "for," 58,330 shares "against," and 10,540 shares "abstain." Also at the meeting the stockholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1997. The vote on such appointment was as follows: 6,907,864 shares "for," 400 shares "against."

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     10.17 Third Amended and Restated Xomed Surgical Products, Inc. 1996 Stock Option Plan

     10.18 Amended and Restated Credit Agreement dated as of May 5, 1997 among the Company, Bank of Boston Connecticut, as agent, and the Banks named therein

     11    Statement re: Computation of Per Share Earnings

     27    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 28, 1997.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


                                        XOMED SURGICAL PRODUCTS, INC.
                                        ---------------------------------
                                                (Registrant)



Date: August 8, 1997                    /s/ JAMES T. TREACE
                                        ---------------------------------
                                        James T. Treace, Chairman, President
                                        and Chief Executive Officer
                                        (duly authorized officer)



Date: August 8, 1997                   /s/ THOMAS E. TIMBIE
                                       -----------------------------------
                                       Thomas E. Timbie, Vice President and
                                       Chief Financial Officer (principal
                                       financial officer)

                                   EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----
10.17 Third Amended and Restated Xomed Surgical Products, Inc. 1996 Stock Option Plan

10.18 Amended and Restated Credit Agreement dated as of May 5, 1997 among the Company, Bank of Boston Connecticut, as agent, and the Banks named therein

11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule