Form 10-Q
period 1997-09-27
XOMED SURGICAL PRODUCTS INC
filed 1997-11-10
CIK 1016181

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  SEPTEMBER 27, 1997
                                               ------------------
                                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________

                                 COMMISSION FILE NUMBER 000-21517
                                                        ---------

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


         Common stock, $.01 par value - 7,334,149 shares as of October 30, 1997

================================================================================

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION                                      PAGE NUMBER
-----------------------------                                      -----------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
            September 27, 1997 and December 31, 1996..................... 2

        Condensed Consolidated Statements Of Operations
            Three Months Ended  September 27, 1997
            and September 28, 1996, and Nine Months Ended
            September 27, 1997 and September 28, 1996.................... 3

        Condensed Consolidated Statements Of Cash Flows
            Nine Months Ended September 27, 1997 and September 28, 1996.. 4 Notes To Condensed Consolidated Financial Statements
            September 27, 1997........................................... 5
Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 7


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings................................................ 10

Item 6. Exhibits and Reports on Form 8-K................................. 10

SIGNATURES                                                                11
----------                                                                --


                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                                     SEPTEMBER 27,  DECEMBER 31,
                                                                         1997          1996

                                                                     ------------   ------------
                                                                     (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents .................................      $    206       $    629
      Accounts receivable, less allowance .......................        11,717          9,935
      Other receivables .........................................           644          1,056
      Inventories ...............................................        16,461         14,846
      Prepaid expenses ..........................................         1,102            853
      Income taxes receivable ...................................           443            217
      Deferred income taxes .....................................         1,471          1,721
                                                                       --------       --------
Total current assets ............................................        32,044         29,257

Notes receivable from officers ..................................           724            724
Property, plant and equipment, net ..............................        15,282         15,377
Cost in excess of net assets acquired, net ......................        42,896         44,389
Other assets ....................................................         2,375          3,273
Deferred income taxes ...........................................           477          1,036
                                                                       --------       --------
Total assets ....................................................      $ 93,798       $ 94,056
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable ..........................................      $  5,515       $  4,848
      Accrued expenses ..........................................         3,364          4,835
      Accrued restructuring costs ...............................           106          1,155
      Current portion long-term debt and capital lease obligation           438             88
                                                                       --------       --------
Total current liabilities .......................................         9,423         10,926

Long-term debt and capital lease obligation, less current portion          --            3,563
Redeemable preferred stock -  -0- shares issued and outstanding .          --             --
Shareholders' equity :
      Common stock, voting, $.01 par value; 30,000,000 shares
        authorized,7,334,149 shares issued and outstanding ......            73             73
      Common stock, non-voting, $.01 par value; 4,000,000
        shares authorized,-0- shares issues and outstanding .....          --             --
Retained deficit ................................................        (5,806)        (9,589)
Additional paid-in capital ......................................        90,416         89,475
Unearned compensation ...........................................          (308)          (392)
                                                                       --------       --------
Total shareholders' equity ......................................        84,375         79,567
                                                                       ========       ========
Total liabilities and shareholders' equity ......................      $ 93,798       $ 94,056
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

See Notes to Condensed Consolidated Financial Statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------------------     -----------------------------
                                                           SEPTEMBER 27,   SEPTEMBER 28,     SEPTEMBER 27,   SEPTEMBER 28,
                                                               1997            1996              1997            1996
                                                           ------------    -------------     ------------    -------------

Sales, net ...........................................       $ 18,650        $ 15,846          $ 55,657        $ 48,788
Cost of sales ........................................          7,413           6,283            22,141          18,973
                                                             --------        --------          --------        --------
Gross margin .........................................         11,237           9,563            33,516          29,815

Operating expenses:
Selling, general and administrative ..................          7,367           6,122            22,412          20,251
Research and development .............................          1,015             857             3,018           2,576
Amortization of intangibles ..........................            585             656             1,789           1,824
Write-off of acquired research and development .......           --              --                --             2,380
Restructuring charges ................................           --              --                --             3,093
                                                             --------        --------          --------        --------

Total operating expenses .............................          8,967           7,635            27,219          30,124
                                                             --------        --------          --------        --------


Operating income (loss) ..............................          2,270           1,928             6,297            (309)

Interest expense, net ................................            (14)           (661)             (121)         (2,140)
Other income, net ....................................             20              88               120              95
                                                             --------        --------          --------        --------

Income (loss) before income tax expense ..............          2,276           1,355             6,296          (2,354)
Income tax expense ...................................            907             542             2,513              48
                                                             --------        --------          --------        --------

Net income (loss) ....................................       $  1,369        $    813          $  3,783        $ (2,402)
                                                             ========        ========          ========        ========
Pro forma:
Net income (loss) ....................................                       $    813                          $ (2,478)
Preferred stock dividends ............................                            538                             1,077
                                                                             --------                          --------
Net income (loss) available to common shareholders ...                            275                            (3,555)

Interest expense, net of taxes .......................                            379                             1,137
Preferred stock dividends ............................                            538                             1,077
                                                                             --------                          --------
Supplementary net income (loss) ......................                       $  1,192                          $ (1,341)
                                                                             ========                          ========

Per share:
Net income (loss) (pro forma  in 1996) ...............       $   0.18        $   0.06          $   0.50        $  (0.77)
                                                             ========        ========          ========        ========

Supplementary pro forma net income (loss) ............                       $   0.16                          $  (0.18)
                                                                             ========                          ========


Weighted average common shares outstanding
(pro forma in 1996) ..................................          7,569           4,623             7,495           4,621
                                                             ========        ========          ========        ========

Supplementary pro forma weighted average common shares
outstanding ..........................................           --             7,498              --             7,496
                                                             ========        ========          ========        ========

See Notes to Condensed Consolidated Financial Statements.



                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED

                                                                ----------------------------
                                                                SEPTEMBER 27,  SEPTEMBER 28,
                                                                     1997          1996
                                                                -------------  -------------
OPERATING ACTIVITIES
Net cash provided by operating activities ..................      $  3,805       $  2,518

INVESTING ACTIVITIES

Purchases of property and equipment ........................        (1,800)        (2,066)
Proceeds from sale of property and equipment ...............            11           --
Proceeds from certificates of deposit ......................           140            330
Purchase of business (including cash received) .............          --            2,000
                                                                  --------       --------
Net cash (used in) provided by investing activities ........        (1,649)           264

FINANCING ACTIVITIES

Proceeds from revolving line of credit .....................        10,109         21,793
Payments on revolving line of credit .......................       (13,245)       (20,352)
Payments on term notes payable and capital lease obligations           (77)        (4,096)
Proceeds from exercise of stock option .....................           634           --
Proceeds from issuance of stock ............................          --              140
                                                                  --------       --------

Net cash (used in) provided by financing activities ........        (2,579)        (2,515)
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents .......          (423)           267

Cash and cash equivalents at beginning of period ...........           629            417
                                                                  --------       --------

Cash and cash equivalents at end of period .................      $    206       $    684
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:

         Interest ..........................................      $    202       $  2,836
                                                                  ========       ========
         Taxes .............................................      $    736       $    100
                                                                  ========       ========

See Notes to Condensed Consolidated Financial Statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1996, 1995, and 1994 of Xomed Surgical Products, Inc. (the Company) which were included as part of the Company's 1996 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

 NOTE B - INVENTORIES

The components of inventory consist of the following:

                                      SEPTEMBER 27,   DECEMBER 31,
                                           1997           1996
                                      -------------   ------------

                Raw Materials            $ 5,795        $ 5,601
                Work-In-Process            1,375          2,006
                Finished Products          9,291          7,239
                                         =======        =======
                                         $16,461        $14,846
                                         =======        =======

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

     The following unaudited pro forma statement of operations for the nine months ended September 28, 1996 reflects the statement of operations of the Company for the period presented as if TreBay Medical Corporation ("TreBay") was purchased on January 1, 1996. The pro forma statement of operations should be read in conjunction with the financial statements of the Company which were included as part of the Company's 1996 Annual Report on Form 10-K.

                                                       NINE MONTHS
                                                          ENDED
                                                    SEPTEMBER 28, 1996
                                                  ----------------------
                                                                                              PRO
                                                    XOMED         TREBAY     ADJUSTMENTS      FORMA
                                                  --------      --------    ------------    --------
Sales, net ..................................     $ 48,788      $    279      $   --        $ 49,067
Cost of sales ...............................       18,973           219          --          19,192
                                                  --------      --------      --------      --------
Gross margin ................................       29,815            60          --          29,875
Operating Expenses:
   Selling, general and administrative ......       20,251           299          (154) (a)   20,396
   Research and development .................        2,576           138           (66) (a)    2,648
   Amortization of intangibles ..............        1,824          --            --           1,824
   Write-off of acquired research development        2,380          --            --           2,380
   Restructuring charges ....................        3,093          --            --           3,093
                                                  --------      --------      --------      --------
Total operating expenses ....................       30,124           437          (220)       30,341
                                                  --------      --------      --------      --------
Operating income (loss) .....................         (309)         (377)          220          (466)

Interest expense ............................       (2,140)         --            --          (2,140)
Other income, net ...........................           95            54          --             149
                                                  --------      --------      --------      --------
Income (loss) before income tax
   expense (benefit) ........................       (2,354)         (323)          220        (2,457)
Income tax expense (benefit) ................           48          --             (27) (a)      (21)
                                                  --------      --------      --------      --------

Net income (loss) ...........................     $ (2,402)     $   (323)     $    247      $ (2,478)
                                                  ========      ========      ========      ========

Pro forma net loss per share ................                                               $  (0.77)
                                                                                            ========
Pro forma weighted average shares outstanding                                                  4,621
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING RISK ASSOCIATED WITH THE EAR, NOSE AND THROAT ("ENT") SURGICAL PRODUCTS INDUSTRY AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF XOMED SURGICAL PRODUCTS, INC. (THE "COMPANY") WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

                                THREE MONTHS ENDED              NINE MONTHS ENDED
                            ---------------------------    -----------------------------
                            SEPTEMBER 27,  SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                1997           1996             1997          1996
                            -------------  -------------   -------------  -------------
Sinus & Rhinology ....        $ 7,021        $ 5,407          $20,235        $16,327
Head & Neck ..........          4,551          4,080           12,582         11,911
Otology ..............          3,018          3,069           10,879         10,674
                              -------        -------          -------        -------
   Total Core Business         14,590         12,556           43,696         38,912
Ophthalmic & Other ...          4,060          3,290           11,961          9,876
                              =======        =======          =======        =======
   Total Company .....        $18,650        $15,846          $55,657        $48,788
                              =======        =======          =======        =======


         NET SALES. For the three months ended September 27, 1997, net sales increased 17.7% to $18.7 million from $15.8 million in the comparable quarter of 1996. Net sales increased 14.1% to $55.7 million in the first nine months of 1997 from $48.8 million in the comparable period in 1996. Total domestic sales increased 18.8% and 18.3% for the three months and nine months ended September 27, 1997, respectively, and international sales increased 15.1% and 5.3% during the same periods from comparable periods of 1996. On a sequential quarter basis, the Company generated overall sales growth of 9.2% in the first quarter of 1997, 15.4% in the second quarter and 17.7% in the third quarter when compared to the prior year's comparable quarters. The improvement in sales growth during the first three quarters of 1997 relates principally to accelerating growth in Sinus and Rhinology as a result of the Company's introduction of its XPS StraightShot(TM) system used in endoscopic sinus procedures and an overall improvement in the Company's international business due to recent new product introductions and improving availability of funding in certain international healthcare systems in which the Company competes. In the core business of sinus and rhinology, head and neck and otology, sales increased 16.2% and 12.3% for the three and nine-month periods ended September 27, 1997, respectively, compared to the 1996 comparable periods. Domestic sales within in the core business, increased 19.7% and 17.9% for the three and nine month periods ended September 27, 1997, respectively, as compared with the comparable periods of 1996, and international sales increased 8.3% and 1.2% in the same periods of 1997 from the 1996 comparable periods. Total sales in the ophthalmic and other category increased 23.4% and 21.1% in the three and nine-month periods ended September 27, 1997, respectively, compared to the comparable periods in 1996. The increases in ophthalmic and other related primarily to sales of orthopaedic instruments in 1997, which were not present in 1996.

         GROSS MARGIN. Gross margin as a percent of sales was 60.3% and 60.2% for the three and nine-month periods ended September 27, 1997, respectively, compared to 60.3% and 61.1% in the comparable periods of 1996. The decrease in the gross margin percentage on a year-to-date basis relates primarily to a higher mix of somewhat lower margin products during the current periods such as the orthopaedic instrument line.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 20.3% and 10.7% to $7.4 million and $22.4 million in the three-month and nine-month periods ended September 27, 1997, respectively, from the comparable periods in 1996. As a percent of sales, selling, general and administrative expenses were 39.5% and 40.3% in the three and nine-month periods ended September 27, 1997, respectively, as compared to 38.6% and 41.5%, respectively, in the comparable periods of 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 18.4% and 17.2% to $1.0 million and $3.0 million in the three-month and nine-month periods ended September 27, 1997, respectively, from the comparable periods in 1996. As a percent of sales, research and development expenses for 1997 were 5.4% and 5.4%, respectively, as compared to 5.3% and 5.4% in the comparable periods of 1996. Major project spending during the current periods includes expenses related to cutter blades and other new products.

         OPERATING INCOME (LOSS). Operating income (loss) reflected income of $2.3 million and $6.3 million for the three and nine-month periods ended September 27, 1997, respectively, compared to income of $1.9 million and a loss of $309,000 for the comparable periods of 1996. The increase in operating income of $6.6 million for the nine months ended September 27, 1997 from the comparable period in 1996 relates to the discussion above, but also to a $3.1 million restructuring charge and the write-off of in-process research and development of $2.4 million in conjunction with the purchase of TreBay Medical Corporation which were both recorded in the second quarter of 1996.

         INTEREST AND OTHER. Interest expense, net decreased 94.3% to $121,000 for the nine month period ended September 27, 1997 from $2.1 million in the comparable period of 1996 due to lower average debt levels during the current period. Other income, net was $20,000 and $120,000 for the three and nine-month periods ended September 27, 1997, respectively, compared to other income, net of $88,000 and $95,000 for the comparable periods of 1996. Other income, net for the fourth quarter of 1997, is not expected to keep pace with the 1996 fourth quarter amount of $430,000 due to the expiration of a royalty agreement in late 1996.

         INCOME TAXES. The Company's effective tax rate was 39.9% on the Company's net income for the first nine months of 1997 compared to an effective tax rate of 2% on the Company's net loss for the comparable period of 1996. The 1996 rate varied from an effective rate of approximately 40.0% due primarily to the lack of tax benefit related to the write-off of in-process research and development in the second quarter. Approximately 2% of the 1997 rate relate to a provision for a valuation account for operating losses incurred principally in Germany.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Company's acquisition of Xomed, Inc. in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility (the "Term Loan") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations had been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October 1996 the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. As of September 27, 1997, total long-term debt consisted only of a long-term capital lease with a balance of $438,000, which is due at the end of 1997, as compared to $3.7 million at December 31, 1996. Consequently, interest expense has been substantially reduced.

         During the nine months ended September 27, 1997, the Company generated cash of $3.8 million in operating activities as compared with $2.5 million cash generated from operating activities in the prior comparable period. In the first nine months of 1997, the Company had a net use of cash of approximately $3.8 million within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of operations (after deduction of a $1.7 million cash flow related to one customer, which receipt is non-recurring) of approximately $2.5 million in the comparable 1996 period. Accounts payable and accrued expenses comprised a significant amount of this use of cash during 1997, due to a $800,000 decrease from December 31, 1996, related principally to payments of amounts related to the Company's initial public offering. The balance of the use of cash within these working capital accounts stems from the Company's growth in sales and related increase in accounts receivable and inventories. In addition, payments related to the $3.1 million restructuring charge recorded during the second quarter of 1996 lowered cash flow from operations in the first nine months of 1997 by $1.0 million which was entirely offset by a reduction of deferred tax assets.

         Cash used in investing activities was $1.6 million in the first nine months of 1997 as compared to cash used in investing activities of $1.7 million (after eliminating the effects of cash acquired in a business combination) in the prior comparable period. Capital expenditures were $1.8 million and $2.1 million in the first nine months of 1997 and 1996, respectively. Cash used to purchase capital assets for the start-up of the Company's subsidiary in Germany contributed to the larger amount expended in the first nine months of 1996.

         Cash used in financing activities was $2.6 million in the first nine months of 1997 as compared with a use of cash of $2.5 million in the comparable period of 1996. The Company received cash from the exercise of stock options of $634,000 in the first quarter of 1997 and reduced its long-term debt during the first nine months of 1997 by approximately $3.1 million. In the first nine months of 1996, the Company made payments under the then outstanding Term Loan and its capital lease obligation of $4.1 million, and borrowed a net $1.4 million from its line of credit.

NEW STATEMENT OF FINANCIAL ACCOUNTING

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share in all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Dilutive stock options and other dilutive equity instruments will be included in a separate presentation of "earnings per share - assuming dilution." The impact is not expected to be material, as shown below:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             -----------------------------    ----------------------------
                                             SEPTEMBER 27,  SEPTEMBER 28,     SEPTEMBER 27,  SEPTEMBER 28,
                                                 1997           1996              1997           1996
                                             ------------   ------------      ------------   ------------

Earnings (loss) per share as presented         $   0.18      $   0.06           $   0.50      $  (0.77)
Restated
   Earnings (loss) per share .........         $   0.19      $   0.06           $   0.52      $  (0.79)
   Earnings (loss) per share assuming
   dilution ..........................         $   0.18      $   0.06           $   0.50      $  (0.77)

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

Item 6.     Exhibits and Reports on Form 8-K

(a)    The following exhibits are included herein:

       11    Statement re:  Computation of Per Share Earnings

       27    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 27, 1997.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

                                   XOMED SURGICAL PRODUCTS, INC.
                                   -----------------------------
                                        (Registrant)

Date    NOVEMBER 10, 1997         /s/ JAMES T. TREACE
                                  ------------------------------------
                                  James T. Treace, Chairman, President
                                  and Chief Executive Officer
                                  (duly authorized officer)


Date    NOVEMBER 10, 1997        /s/ THOMAS E. TIMBIE
                                 -------------------------------------
                                 Thomas E. Timbie, Vice President and
                                 Chief Financial Officer
                                 (principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT                                                      PAGE
-------                                                      ----


  11     Statement re: Computation of Per Share Earnings

  27     Financial Data Schedule