Form 10-K405
period 1997-12-31
XOMED SURGICAL PRODUCTS INC
filed 1998-03-27
CIK 1016181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-1393528
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     6743 SOUTHPOINT DRIVE, NORTH
        JACKSONVILLE, FLORIDA                                    32216-0980
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (904) 296-9600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Not applicable                                       Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 27, 1998 was $106,565,215.

As of February 27, 1998 there were 7,342,274 shares of Common Stock $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1998 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K, REFERENCES TO THE "COMPANY" OR "XOMED" REFER TO XOMED SURGICAL PRODUCTS, INC. AND ITS DIRECT AND INDIRECT SUBSIDIARIES, UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" UNDER THIS ITEM AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat ("ENT") specialists and opthalmic surgeons. The Company's broad line of products includes, in its core ENT market, powered tissue-removal systems and other micro endoscopy instruments, implantable devices, nerve monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. For the year ended December 31, 1997, approximately 80% of Xomed's revenues was derived from disposable and implantable products. The Company distributes its products on a worldwide basis through an 82-person direct sales organization in the U.S. and selected other countries and through a network of over 130 independent distributors. Xomed is the only major manufacturer and marketer of ENT surgical products with a direct U.S. sales force exclusively serving ENT specialists. Approximately 30% of the Company's net sales were derived from international markets for the year ended December 31, 1997. With over 25 years of industry experience, Xomed believes that it has established a long-standing reputation for innovative, high-quality products and is uniquely positioned as the only major surgical products company focused on the ENT market.

     Xomed believes that the ENT market is in the midst of a conversion from conventional surgical approaches to less-traumatic approaches that involve the use of advanced surgical tools, such as powered tissue-removal systems and small-diameter surgical endoscopes, thereby minimizing patient trauma and reducing procedure times. Xomed believes that the adoption of these less-traumatic techniques is being driven by several factors, including economic pressures and patient demand. Minimally invasive techniques have the potential to expand the number of ENT procedures that can be performed in lower-cost outpatient or day surgery settings. Patient demand is likely to increase due to the reduced morbidity and improved outcomes. Xomed believes that the conversion in the ENT market to less-traumatic approaches will be similar to recent conversions in the general surgery market to less invasive techniques and the orthopaedic surgery market to powered instrumentation systems.

BACKGROUND

     The business of Xomed, Inc. was established in 1970 to manufacture and distribute ventilation tube implants for the middle ear. In 1979, the business was acquired by Bristol-Myers Squibb Company ("Bristol-Myers"). In 1989, Bristol-Myers acquired Treace Medical, Inc. and merged the two companies together forming Xomed-Treace, Inc. On April 15, 1994, Bristol-Myers sold Xomed-Treace, Inc. to the Company for a purchase price of approximately $81.0 million (the "Xomed Acquisition"). The Company is a Delaware corporation formerly known as Merocel/Xomed Holdings, Inc., which was organized for the purpose of acquiring all of the outstanding stock of Merocel Corporation ("Merocel,") Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, "Xomed-Treace"). Merocel, which was formed in 1970, manufactures and markets a line of disposable fluid-control products primarily used in sinus surgery and rhinology. The Company, prior to April 15, 1994, consisted solely of Merocel.

     XOMED ACQUISITION. The Xomed Acquisition has significantly affected the Company's results of operations following the April 15, 1994 consummation of the transaction. The Xomed Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $81.0 million was allocated to the assets acquired and liabilities assumed based upon their respective fair values at date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $56.0 million was allocated to goodwill. Of this amount, $49.9 million related to continuing operations and $6.1 million related to the surgical drapes segment, which was sold in July 1995 and has been presented as discontinued operations. As a result, amortization of intangibles (over a 25-year life) has significantly increased. Further, the value of inventory of continuing operations was increased by $4.8 million and was charged to cost of goods sold for the 1994 period following the Xomed Acquisition ($3.9 million) and the first quarter of 1995 ($0.9 million) (the "Inventory Valuation Adjustment"). These costs reduced gross profit in these periods. Other intangible assets relating to foreign distribution rights were valued in connection with the acquisition, and as a result, amortization of intangibles was increased by $0.8 million for the 1994 period following the Xomed Acquisition and $0.2 million for the first quarter of 1995 (the "International Distribution Rights Amortization"). In addition, interest expense increased due to the increased borrowings to finance the Xomed Acquisition.

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

     RESTRUCTURING CHARGES. During the second quarter of 1996, the Company's new management team initiated cost savings programs that resulted in reductions of 50 employees at the Company's three domestic locations. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters and 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility that was closed in December 1996. The restructuring eliminated redundant overhead at the sites, and the Company expects these actions to yield cost savings primarily in general and administrative expense. The Company incurred a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees. Most of the affected employees were terminated in the second quarter of 1996 with severance beginning at that time. Through December 31, 1997, the Company had terminated all employees under the plan and had paid out severance cost totaling approximately $2.5 million and had incurred approximately $500,000 in other exit costs. See Footnote 7 of the Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

     INITIAL PUBLIC OFFERING. On October 11, 1996, the Company completed its initial public stock offering, followed on October 31, 1996 by the underwriters' exercise of their overallotment option. The Company raised net proceeds of $54.0 million through the sale of 2,875,000 shares of its Common Stock, $.01 par value ("Common Stock"). The net proceeds were used to repay the Company's term loan totaling $20.8 million including interest, repay $8.2 million under its revolving line of credit and redeem $25 million of Redeemable Preferred Stock.

     OTHER RECENT EVENTS. In December 1996, the Company appointed Kobayashi Japan as its exclusive distributor of its full line of products within Japan. In February 1997, the Company introduced the XPS StraightShot micro resector system used in endoscopic sinus procedures. In July and August of 1997, the Company introduced a number of new procedure specific curved micro resector blades including the RAD 40 curved sinus blade, the RADendoid curved adenoid blade and the RAD airway laryngeal blade. In October 1997 the Company became the exclusive distributor of the Endius Navigator articulating instruments and micro resector blades for the ENT market and all areas of the orthopaedic market except spine. The Company also entered into a distribution agreement with Endius Corporation granting Endius exclusive distribution rights for the Company's XPS StraightShot micro resector system into the spine market. In December 1997 the Company introduced the XPS 2000 micro resector system which includes enhancements from the original XPS StraightShot(R) system.

MARKET OPPORTUNITY

     More than an estimated 22,000 ENT specialists, also known as otorhinolaryngologists, currently practice in the U.S., Canada, Western Europe, Japan, Australia, South America and the Middle East (collectively, "worldwide"), with approximately 9,000 of those specialists practicing in the U.S. ENT practitioners specialize in the diagnosis and treatment of diseases and conditions affecting the ear, nose and throat. ENT surgeons are also typically experts in tumor-related diseases of the head and neck. Increasingly, ENT surgeons are expanding their practice to include facial plastic and reconstructive surgery. Of the estimated 9,000 ENT specialists in the U.S., approximately 3,300 currently practice facial plastic and reconstructive surgery.

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

    (iii) The affected areas are often very small in size and require the surgeon to perform microsurgery through the use of magnifying devices such as small-diameter surgical endoscopes ("microendoscopy"); and

     (iv) The affected areas are often behind significant bony structures, including the skull, the penetration of which can entail significant patient trauma and lengthy procedure times.

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

     The Company believes that the following factors will drive growth in the market for surgical instruments, devices and supplies for ENT surgeons:

     ADVANCEMENTS IN PROCEDURE-SPECIFIC INSTRUMENTATION . The Company believes that the introduction of new tools and instrumentation is enabling ENT surgeons to better address the current challenges of ENT procedures. For example, powered cutting devices adapted for use in particular surgical procedures allows surgeons to cut and extract tissue and penetrate bone with more speed, control and precision than conventional hand-held instruments, thereby minimizing patient trauma and reducing procedure times. The blades for these newly developed powered cutting devices are disposable and thus sales of these blades represent a significant portion of the market growth of these devices. By providing ENT surgeons with greater access to difficult-to-reach surgical sites and reducing trauma to the patient, new procedure-specific instruments potentially will increase the total number of procedures performed.

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

     DEMAND FROM SIGNIFICANT PATIENT POPULATIONS. Sizable patient populations suffer from conditions, which can be treated by ENT surgical procedures. As less-traumatic instrumentation and techniques become available, the portion of these patients who will elect to undergo these procedures is likely to increase. In particular, patient demand for endoscopic sinus surgery as well as facial plastic surgery will, in the Company's view, increase as the pain and morbidity associated with these procedures is reduced through better instrumentation and techniques.

     EASE OF MARKET CONVERSION. The Company believes that ENT surgeons are readily adopting new devices and instrumentation designed to meet the challenges of specific surgical procedures because of the advantages they offer over conventional instrumentation. The Company further believes that physicians require minimal additional training (usually two to three days) to use these instruments. In addition to its functional advantages, powered instrumentation should, in the Company's view, be attractive to ENT surgeons because it requires only a relatively modest capital investment.

STRATEGY

     The Company's objective is to maintain its leading position in the ENT market and to leverage the Company's core competencies by entering new markets. The principal elements of its strategy to meet this objective are outlined below.

     CONTINUE TO FOCUS ON THE ENT MARKET. The Company believes that, as the only major provider of surgical products with a direct sales force exclusively serving the ENT surgeon, it is well positioned to participate in any growth in the ENT surgical market. The Company intends to continue to develop and maintain close relationships with ENT specialists from whom it has gained significant brand recognition and loyalty. The Company believes that it presently sells products to substantially all the ENT specialists in the U.S. Accordingly, the Company believes that a significant opportunity exists to leverage these relationships with new and existing products and increase penetration of its existing customer base.

     FACILITATE ENT MARKET CONVERSION TO LESS-TRAUMATIC APPROACHES. The ENT market is in the midst of a conversion to less-traumatic approaches that is similar to recent conversions in the general surgery market to less invasive techniques and the orthopaedic surgery market to powered instrumentation systems. The Company is facilitating conversion of high volume ENT procedures to less-traumatic techniques. The procedures targeted by the Company include sinus surgery, the removal of adenoids, laryngeal procedures, face and brow lifts and facial sculpting. As part of facilitating this conversion, the Company is continuing its collaborative efforts with leading ENT surgeons to create products that allow physicians to re-engineer standard operating procedures to reduce patient trauma and operating time. The Company believes that continued advances in powered tissue-removal instrumentation systems for use in ENT procedures will play a central role in this conversion and accordingly will continue in its efforts to develop and introduce such powered instrumentation.

     EMPHASIZE PRODUCT INNOVATIONS THROUGH INTERNAL RESEARCH AND DEVELOPMENT. The Company plans to develop new proprietary products and product enhancements primarily through internal research and development efforts. The Company will continue to invest significantly in research and development in an effort to introduce numerous technological advancements in the ENT market and leverage these relationships in order to sell both new and existing products.

     MAINTAIN A BROAD LINE OF ENT PRODUCT WITH PARTICULAR EMPHASIS ON DISPOSABLE AND IMPLANTABLE PRODUCTS. The Company seeks to maintain a broad product line that addresses all of the surgical needs of ENT specialists. The Company's current product line consists of approximately 4,000 stock keeping units (SKUs), including equipment, disposable products and implantable devices. The Company places particular emphasis on disposable products and implantable devices, which represented approximately 80% of the Company's sales in 1997. One of the Company's principal goals is to continue to develop additional disposable products for use with its instrumentation systems.

     EXPAND ITS GLOBAL DISTRIBUTION NETWORK. The Company believes that significant growth opportunities exist through the expansion of its global distribution network. The Company distributes its products worldwide through an 82-person direct sales force in the U.S. and selected other countries and through a network of over 130 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis. Approximately 30% of its net sales in 1997 was made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through over 100 independent international distributors, many of whom distribute the Company's products exclusively.

     LEVERAGE CORE COMPETENCIES BY ENTERING NEW MARKETS. The Company intends to enter new medical and surgical products markets through acquisition and new product development. The Company believes that it can leverage its core competencies, including the ability to rapidly develop innovative new products, expertise in commercializing clinical knowledge, relationships with physician opinion leaders, and managerial expertise beyond the ENT market, to enter new markets on a selective basis. Potential areas for new market entry and expansion include orthopaedics, plastic and reconstructive surgery, and ophthalmology.

MAJOR ENT SUBSPECIALTIES

     The three major ENT subspecialties within the ENT market are sinus and rhinology, head and neck and otology.

   SINUS AND RHINOLOGY

     The majority of surgical procedures within the sinus and rhinology subspecialty addresses disease and inflammation of the sinuses, due to enlarged tissue, deviated septum, infection, trauma or allergies.

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

     Although a less traumatic method for performing sinus surgery with powered tissue-removal instrumentation was introduced in 1993, much of the instrumentation used at the time was originally designed for arthroscopic procedures (less invasive knee surgery). Since this instrumentation was not designed specifically for sinus surgery, its use for these procedures was cumbersome and prone to clogging. Overall operating time of procedures performed with this method can be reduced by approximately 25% from that of traditional surgical methods due to the greater ease of accessing structures, the improved visualization at the site and the quicker removal of tissue with powered instrumentation.

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

     Tonsillectomies and adenoidectomies are performed to treat chronic inflammation and soreness. In traditional tonsillectomies, surgeons use either forceps or snares to grasp and pull the tonsils out, or alternatively they cut away the tonsils with an electrocautery device. The use of these instruments can cause swelling, pain and post-operative bleeding. For adenoidectomies, surgeons traditionally utilize a curette, a small hand instrument, to scrape out the inflamed tissue. Due to the limited precision of a curette in removing this tissue, adenoidectomies involve many of the same problems experienced in tonsillectomies.

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

     Other common facial plastic surgical procedures include face and brow lifts. During these procedures, the surgeon peels the skin at the hairline, pulls the facial muscles and skin taut and then stitches the long incision made at the hairline. In addition to the post-operative swelling and bruising from the procedure, the patient is left with a relatively large scar at the hairline from the long incision needed to access the entire facial region. During facial sculpting, the surgeon removes fat away from the neck area using a suction cannula, a device which evacuates fat from the facial tissue. As a result of the aggressive way in which the suction cannula evacuates the fat from the neck area, the patient experiences significant swelling and bruising following the surgical procedure.

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

   SINUS AND RHINOLOGY

     Approximately 37%, 34% and 28% of the Company's net sales in 1997, 1996 and 1995, respectively, were derived from a broad line of powered tissue-removal instrumentation systems, visualization products, fluid-control products and hand instruments designed for microendoscopic sinus surgery. The Company has devoted a significant portion of its investment in research and development to the development of procedure-specific products to capitalize on and facilitate the conversion to microendoscopic sinus surgery.

     POWERED TISSUE-REMOVAL INSTRUMENTATION SYSTEMS. To date, the most significant product innovation facilitating the conversion of sinus procedures to less-traumatic techniques has come from the introduction of powered instrumentation designed for ENT procedures. In 1995, the Company introduced the first powered micro resector product designed exclusively for use in ENT procedures. These products cut soft tissue and bone through a unique oscillating blade design powered by a small, lightweight, surgical handpiece. In the first quarter of 1997, the Company introduced its XPS powered tissue-removal system and then in the Fourth Quarter of 1997, the Company introduced the enhanced XPS 2000 system. This new ENT specific system, which employs straight and curved disposable blades and burrs, offers the ENT surgeon significantly increased power with limited blade clogging. The XPS system accounted for 54% of Xomed's domestic core business sales growth and the Company had over 800 units in place worldwide at the end of 1997. It is estimated that each unit in the U.S. currently generates an average of approximately $10,000 in annual disposable blade revenues.

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

     HAND INSTRUMENTATION. In February 1996, the Company became the exclusive distributor for BOSS Instruments, Ltd. in the U.S. ENT market, and as a result now provides a complete line of sinus surgery hand instrumentation. Over 400 patterns have been developed to provide surgeons with an ergonomic design and performance that affords surgeons precision during surgical procedures.

     RHINOLOGY PRODUCTS. The Company's products for use during surgical repair of the nose include internal and external nasal splints, nasal catheters, airway and irrigation catheters and powered sinus burs.

   HEAD AND NECK

     Approximately 23%, 25% and 24% of the Company's net sales in 1997, 1996 and 1995, respectively, were derived from products and devices related to the head and neck anatomy. The Company has a strong brand franchise in this product subspecialty with its nerve monitoring systems, powered systems and facial plastic implant products. Head and neck surgical techniques are being developed which use the more precise tissue removal of powered instrumentation systems, similar to those being used in sinus surgery, to lessen trauma and bleeding. The Company believes there is significant opportunity to capitalize on and facilitate the conversion of this subspecialty to these new techniques.

     POWERED TISSUE-REMOVAL INSTRUMENTATION SYSTEMS. In mid-1997, the Company introduced several procedure specific blades to address perceived market opportunities for the conversion of certain Head & Neck procedures to powered instrumentation, thereby further leveraging the Company's installed base of XPS StraightShot(R) systems. Specifically, the Company has introduced cutter blades for use in facial sculpting procedures where facial fatty tissue is removed for cosmetic and other reasons; adenoidectomy blades for more complete and less traumatic removal of adenoids; and laryngeal blades for the removal of polyps, lesions and tumors located on the vocal cords. The Company believes that the market opportunity for conversion of these procedures to powered technology is at least as significant as the powered sinus conversion opportunity.

     POWERED DRILL SYSTEMS. Precision, high-powered drilling is required in head and neck surgery to access tumors or tissue behind bone structures. The Company manufactures and markets a line of electric and air powered drilling systems for such procedures, including the Powerforma electric drill system introduced in the fourth quarter of 1996, which consists of a power console, surgical handpiece and disposable and reusable cutting burrs. This new system provides the ENT surgeon with significantly increased cutting speed and precision that will reduce the time necessary to complete these head and neck surgical procedures.

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

     FACIAL PLASTICS PRODUCTS. Increasingly, ENT surgeons are performing more facial plastic procedures, including face and brow lifts, facial sculpting and cosmetic facial implants. The Company provides a broad array of products and devices for the facial plastic market. The Company is a worldwide distributor for Implantech Associates, Inc. in the ENT market, and thereby provides a broad line of facial plastic implants, including implants to augment the chin, nose and cheek.

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

   OTOLOGY

     Approximately 19%, 21% and 21% of the Company's net sales in 1997, 1996 and 1995, respectively, were derived from otology products. The Company possesses a strong franchise and significant market share in this segment of the ENT market. The Company's otology products include ventilation tubes, middle ear implants and instrumentation used to repair conductive hearing loss and correct other problems associated with the ear. The Company believes that the conversion of ENT procedures to less traumatic techniques is more likely to have a significant effect on the sinus and rhinology and head and neck subspecialties than on the otology subspecialty.

     VENTILATION TUBES. Vent tubes are small tubes surgically implanted into the eardrum to provide ventilation to the middle ear. Vent tubes are primarily used in younger children with severe middle ear infection. The Company markets a full line of vent tubes, including its proprietary Activent anti-microbial tube.

     MIDDLE EAR IMPLANTS. The Company develops and markets middle ear prostheses used to reconstruct any or all of the three bones of the middle ear, primarily in cases of otosclerosis and chronic middle ear infection. These permanent implants are made of stainless steel, porous polyethylene, hydroxyapatite and other biocompatible materials.

     MICROSURGICAL INSTRUMENTS. The Company sells a broad line of microsurgical hand-held instruments such as otoscopes, vent tube inserters, disposable blades, proprietary suction irrigators and specialized instruments to insert and implant middle ear prostheses.

     SPECIALTY PRODUCTS. The Company's specialty otology products include absorbent dressings, ear plugs, ear protectors, disposable kits for ear surgery and other disposable surgical instruments. The Company also produces and markets the Skeeter(R) otologic drill system, which is designed for middle ear procedures.

   OPHTHALMIC AND OTHER

     Approximately 21% of the Company's net sales in 1997 and 1996 and 27% of its net sales in 1995 were derived from ophthalmic and other products, with substantially all of such sales from ophthalmic products. The Company develops and manufactures instruments and disposable products for use during various ophthalmic procedures. These products are marketed under the Solan trademark through distributors specializing in the ophthalmic products market. These instruments include forceps, needle holders, hooks, probes and scissors. The Company's disposable products relating to ophthalmic surgery and procedures are micro knives, cannulae, trephines, blades, sponges, cauteries, penlights and other miscellaneous products and kits. The Solan team has a management team dedicated to the marketing of its ophthalmic products. In connection with its acquisition of TreBay in April 1996, the Company acquired certain devices and disposable products for use during orthopaedic surgery which the Company markets through distributors under the TreBay name. The sales of orthopaedic products totaled 9% and 0% of the Ophthalmic and Other category for 1997 and 1996, respectively.

SALES AND MARKETING

     The Company has an established worldwide distribution system with an ENT-focused direct sales force, international distributor alliances and independent distributors for select product specialties and geographic markets.

     The Company sells to substantially all of the approximately 9,000 ENT specialists in the U.S. through its direct sales force. The Company is the only major manufacturer and marketer of ENT surgical products with a direct sales force exclusively serving ENT specialists. The Company's 56-person U.S. sales force focuses its efforts on developing and maintaining business relationships with ENT specialists and those surgeons at leading academic institutions who are considered to be influential in the ENT field. The ability of the Company to build and maintain these relationships within the medical community provides a powerful base for the distribution network and what the Company believes to be a significant competitive advantage, especially in the area of product development. The Company's direct U.S. sales representatives are compensated exclusively through sales commissions. The Company's thirteen marketing personnel specialize according to subspecialty within the ENT market as well as by category of product.

     In the international market, the Company sells through both a 26-person direct sales force and through over 100 distributors. The Company maintains a direct sales presence in Canada, the United Kingdom, France, Australia and Germany. The Company sells its products to other countries in Europe, Asia Pacific, Africa, Central and South America using distribution partners. The Company believes it has experienced significant international sales gains as a result of creating in certain markets a dedicated sales force focused exclusively on selling its products.

     The Company has an exclusive arrangement with the International Center for Otologic Training (ICOT), an organization affiliated with the Georgia Ear Institute in Savannah, Georgia. The charter of ICOT is to train internationally based ENT surgeons, many from developing countries, in new and advanced ENT surgical techniques. The Company provides financial support and equipment to ICOT in connection with the training of these ENT surgeons. As a result of this relationship with the Company, the Company believes that these physicians and their affiliated hospitals will be more inclined to purchase the Company's products upon returning to their respective countries.

     The Company utilizes specialty distributors to market its non-ENT products in the U.S. The Company's Solan ophthalmic products are marketed in the U.S. through a network of dealers specializing in ophthalmic in product sales. Outside of the U.S., the Solan ophthalmic product line is typically marketed through the same direct and independent distributor system as the Company's ENT product lines. The TreBay brand of orthopaedic hip revision instruments is marketed in the U.S. through an exclusive arrangement with a major orthopaedic company. The Company recently announced several innovative new products including the TreBay Universal Total Hip Removal System and a micro-power tissue resector with associated disposable cutter blades for spinal surgery.

     The Company seeks to maintain inventory levels that provide its customers with a high standard of service. In addition, the Company may build inventories in advance of new product launches to support sales as well as to provide its sales force with product samples. The Company generally allows its customers to return products for any reason within 45 days of shipment.

PRODUCT DEVELOPMENT

     In each of the last four years, new products have accounted for an increasing percentage of the Company's total sales. In 1997, 1996 and 1995, products introduced within the last three years of the relevant fiscal year represented approximately 29%, 23%, and 14% of the Company's ENT sales, respectively.

     The Company believes that it has a strong base of proprietary engineering, manufacturing and biomaterials capabilities. The Company also believes it has expertise in the core research and development areas relevant to the production of new ENT surgical products. Primarily through internal research and development efforts, the Company plans to continue to develop new proprietary products, often in collaboration with leading ENT and head and neck surgeons, that allow surgeons to perform their current or future procedures in a less-traumatic manner with more precision, less surgical time and greater simplicity. The Company believes that the strong network it has built through its marketing focus on ENT specialists helps implement this strategy. The Company also from time to time may evaluate strategic acquisitions and licensing of third party technology to further expand and enhance its product line.

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

     The Company employs mechanical, electrical, materials and polymer engineers to develop the various products offered or contemplated by the Company. The Company's research and development department has a broad range of electro-mechanical skills to address its variety of hand instruments, implants, electrical powered systems, polymer products and disposable products. Currently, the Company's research and development department consists of thirteen engineers experienced in various technical specialties relevant to the Company's core products.

     The research and development engineers work closely with leading surgeons in assessing new surgical procedures for opportunities to develop products that will complement current products and new "state of the art" devices that fit within the overall Company's business strategy. During 1997, 1996 and 1995, the Company spent $4.1 million, $3.7 million, and $2.4 million, respectively, in connection with research and development activities. The Company expects to expend approximately $4.8 million in 1998 for research and development.

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

COMPETITION

     The markets served by the Company are highly competitive. The Company believes that the primary competitive factors affecting its business are the reliability, cost-effectiveness, ease of use, safety and effectiveness of its products, surgeon and purchaser familiarity with its instrumentation and third-party reimbursement policies. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the relative speed with which the Company can develop products, complete approval or clearance processes and supply commercial quantities of the products to the market are also important competitive factors. The Company believes that its ability to compete successfully in the ENT markets will depend on its ability to maintain market share of its core product base and to facilitate the conversion of traditional surgical procedures to microendoscopy surgical techniques using innovative technology developed by the Company. See "Risk Factors--Possible Adverse Effects of Significant Competition."

     The Company competes with Smith & Nephew ENT (a division of Smith & Nephew plc formerly known as Richards Medical Company) in substantially all of the Company's ENT product lines. Stryker Corporation, Smith & Nephew Endoscopy (a division of Smith & Nephew plc) and Linvatec Corporation (a division of Conmed Corporation) offer endoscopic equipment and sinus power systems that compete with those of the Company. A number of other medical products companies offer products which are directly competitive to certain products or product lines marketed by the Company. Many of the Company's competitors and potential competitors have substantially greater capital resources than the Company. Some of the Company's competitors may have long term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry.

GOVERNMENT REGULATION

     The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as manufacturing, labeling, promotion and recordkeeping procedures for such devices. For purposes of these regulations, the Company's products are generally treated as medical "devices." In order for the Company to market its products in the U.S., the Company must obtain marketing clearance from the FDA through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as PMA. The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time-consuming. There can be no assurance that such clearance will be granted for the Company's products that are under development or future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

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

     All of the Company's currently marketed products either have received FDA marketing clearance pursuant to 510(k) pre-market notifications or PMA applications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of their status as pre-amendment devices (i.e. devices introduced into interstate commerce prior to May 28, 1976). Although the Company anticipates that, at least in the near term, its products will be evaluated under the 510(k) pre-market notification process, there can be no assurance that the Company's current or future products may not be subjected to the PMA process or that the Company's current or future products in development will receive FDA marketing clearance.

     Even if regulatory clearance to market a device is obtained from the FDA, this clearance may entail limitations on the indicated uses of the device. Marketing clearance can also be withdrawn by the FDA due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances such as the addition of new product claims. The Company has made modifications to its cleared products, which the Company believes do not require submission of new 510(k) notices. There can be no assurance, however, that the FDA will agree with any of the Company's determinations and not require the Company to submit new 510(k) notices for any of the changes made to its products and/or to stop marketing until new 510(k)s are cleared by the FDA.

     Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution.

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are subject to inspection on a routine basis for compliance with GMP. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunctions were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

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

     Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than that necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

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

     Third-party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

     The Company intends to seek international reimbursement approvals for its products, although there can be no assurance that such approvals will be obtained in a timely manner or at all. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. To the extent that any of the Company's products are not entitled to reimbursement in any international market, market acceptance of such products in such international market would be adversely affected.

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

     As of January 31, 1998, the Company held 52 U.S. patents and 11 foreign patents, and had filed 26 additional U.S. patent applications and 4 patent applications in certain major industrial countries. The Company is also licensed under 9 patents owned by third parties.

     The patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company currently is pursuing its patent applications with the U.S. Patent and Trademark Office and certain foreign patent authorities, the Company does not know whether any of its remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months and there may be material patents or publications of which the Company is not aware, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that it was the first to file patent applications for such inventions.

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

     The Company's practice is to require its employees, consultants, outside collaborators and researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance; however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

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

EMPLOYEES

     As of December 31, 1997, the Company had 509 full-time employees and 4 temporary employees, including 195 in production, 86 in professional and technical positions, 62 in administration and 170 in sales and marketing. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel, most of whom joined the Company in April 1996, and upon the Company's continuing ability to attract and retain highly qualified managerial, operational, technical and sales and marketing personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key personnel or that it will be able to attract and retain additional qualified personnel in the future. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory.

RISK FACTORS

     THE FOLLOWING FACTORS ARE AMONG THOSE THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE
FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K.

     POSSIBLE OBSOLESCENCE FROM RAPID TECHNOLOGICAL CHANGE; UNCERTAINTY AS TO MARKET ACCEPTANCE OF COMPANY'S PRODUCTS. The health care industry is characterized by rapidly changing technology and frequent new product introductions. The Company believes that its ability to develop and commercialize new products and enhancements of existing products is critical to its continued growth and profitability. There can be no assurance that the Company will continue to be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company incurs delays in developing new products or enhancements or if such products or enhancements do not gain market acceptance. Market acceptance of the Company's products will be determined in large part by the Company's ability to demonstrate the surgical advantages, safety and efficacy, cost effectiveness and performance features of such products, as well as to train surgeons and other operating staff in their use. The Company believes that use and acceptance by physicians and hospitals will be essential for market acceptance of certain of its products, and there can be no assurance that its products will be used or accepted. There can be no assurance those products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

     POSSIBLE ADVERSE EFFECTS OF SIGNIFICANT COMPETITION. The Company encounters significant competition in all markets in which it participates. Many of the Company's competitors and potential competitors have substantially greater resources, including capital, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well-established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals, which may act as a barrier to market entry. Other large health care companies may enter the market for the Company's products in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed and marketed by the Company, and such companies also may be more successful than the Company in production and marketing. Competing companies may also exert competitive pricing pressures that may adversely affect the Company's sales levels and margins. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to continue to compete successfully with existing competitors or will be able to compete successfully with new competitors.

     DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company's future success depends to a significant extent on the efforts and abilities of its executive officers, the majority of whom have joined the Company since April 1996 in connection with the Company's acquisition of TreBay. At the time of the TreBay acquisition, the Board of Directors decided to replace members of the Company's senior management with members of the senior management of TreBay who the Board believed were better suited to implement the Company's business strategy. Although the Company's new management has extensive experience in managing medical device companies, the inability of new management to become integrated fully into the operations of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of the services of certain of these individuals or of other key personnel could have a material adverse effect on the Company. Although the Company has entered into an employment agreement with each of James T. Treace, its President, Chief Executive Officer and Chairman, and F. Barry Bays, its Senior Vice President, Operations and Chief Operating Officer, that includes non-competition covenants, there can be no assurance that either of these individuals or any other key employee will not terminate his or her employment with the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial, operational, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires. See "--Employees."

     RISKS ASSOCIATED WITH NEWLY ESTABLISHED INTERNATIONAL SALES OPERATIONS; CURRENCY EXCHANGE RISKS. Within the past three years, the Company has established direct sales operations in five countries. The failure of these new direct sales operations to develop successfully may have a material adverse effect on the Company's business, financial condition or results of operations. International sales (including export sales) accounted for approximately 30% of the Company's net sales in fiscal 1997 and 32% of net sales in 1996, and the Company expects that international sales will continue to be a significant portion of the Company's business. Fluctuations in currency exchange rates, as well as increases in duty rates, and difficulties in obtaining export licenses may affect the Company's international business. The Company's establishment of direct international sales operations further increases its exposure to fluctuations in currency exchange rates, which may adversely affect reported sales and earnings, because the sales of these operations are denominated in local currency and not in U.S. dollars. The Company in 1997 began hedging its intercompany foreign currency receivables to protect against uncertainty in the level of future exchange rates.

     SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's sales and operating results have varied, and are expected to continue to vary, significantly from quarter to quarter as a result of seasonal patterns, the timing of new product introductions and promotional activities. The Company believes that its business is seasonal in nature, with the third quarter of each year typically having the lowest sales and the fourth quarter of each year typically having the highest sales. Quarterly results of operations for any particular quarter may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will not adversely affect the Company's business, financial condition and results of operations.

     UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT FOR COSTS OF PRODUCTS. Demand for the Company's products is likely to depend in part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will be available from government third-party payors (including the Medicare and Medicaid programs), government health administration authorities, private health insurers and other organizations. These third-party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control health care costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. Although the Company believes that the development of procedure-specific instrumentation for use in less traumatic procedures may in certain cases reduce overall operating time and therefore reduce the aggregate cost of those procedures, there can be no assurance that the development of such products will have this effect or that third-party payors will reimburse the costs of such instrumentation. In addition, although the Company does not depend upon reimbursement from third-party payors with respect to its products used in surgical cosmetic procedures, there can be no assurance these procedures will not become subject to third-party reimbursement in the future. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. If coverage and adequate reimbursement levels are not provided by government or third-party payors for use of the Company's products, the Company's business, financial position and ability to market its technologies or products will be adversely affected. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. To the extent that any of the Company's products are not entitled to reimbursement in an international market, market acceptance of such products in such international market would be adversely affected. See "--Third-Party Reimbursement."

     UNCERTAINTY OF EFFECT OF POTENTIAL HEALTH CARE REFORM MEASURES. Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the U.S. and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the U.S. or elsewhere. Significant changes in the health care system in the U.S. or elsewhere is likely to have a substantial impact over time on the manner in which the Company conducts its business. Such changes could have a material adverse effect on the Company's business, financial condition and results of operations.

     EXTENSIVE GOVERNMENT REGULATION. The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration (the "FDA") and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as the manufacturing, labeling, promotion and recordkeeping procedures for such devices. In order for the Company to market its products in the U.S., the Company must obtain from the FDA marketing clearance through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as pre-market approval ("PMA"). The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

     Even if regulatory clearance to market a device is obtained from the FDA, the clearance may entail limitations on the indicated uses of the device. The clearance can also be withdrawn by the FDA due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances such as the addition of new product claims. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to seize or require the recall of such products. The Company has made modifications to its 510(k) cleared devices which the Company believes do not require submission of new 510(k)s. There can be no assurance, however, that the FDA would agree with any of the Company's determinations and will not require the Company to submit new 510(k)s for any of the changes made to the devices and/or to stop marketing until new 510(k)s are cleared by the FDA.

     All of the products currently marketed by the Company either have received marketing clearance pursuant to 510(k) pre-market notifications or PMA applications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of (1) their status as pre-amendment devices (i.e. devices introduced into interstate commerce prior to May 28, 1976 or (2) their 510(k) exemption by regulation where applicable. A 510(k) pre-market notification requires the manufacturer of a medical device to establish that the device is "substantially equivalent" to medical devices legally marketed in the U.S. For future products, there can be no assurance that the FDA will concur in the Company's 510(k) request for clearance or that the FDA will not require the Company to file PMA applications. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of submission, if approval is obtained at all. Significant delay or cost in obtaining, or failure to obtain FDA clearance to market products, or any FDA limitations on the use of the Company's products, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     In addition, all of the products manufactured by the Company and its contract manufacturers must be manufactured in compliance with the FDA's Good Manufacturing Practice ("GMP") regulations. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning design, manufacturing, testing, quality control, record keeping and product labeling practices.

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

     Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of approvals and criminal prosecution. Any of the actions could result in adverse publicity for the Company and could damage the Company's reputation.

     A portion of the Company's revenue is dependent upon sales of its products outside the U.S. Foreign regulatory bodies have established carrying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. After June 1998, medical devices may not be sold in European Union ("EU") countries unless they display the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products, the Company must obtain and maintain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. There can be no assurance that the Company will be able to obtain CE mark certification for its products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations. See "--Government Regulation."

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

     The commercial success of the Company will also depend in part on its neither infringing patents issued to others or breaching the licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the licenses or conversion of the licenses from being exclusive to nonexclusive in nature.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. In particular, competitors of the Company and other third parties hold issued patents and are assumed by the Company to hold pending patent applications, which may result in claims or infringement against the Company or other patent litigation. The Company also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

     The Company relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Patents, Trade Secrets and Proprietary Rights."

     DEPENDENCE UPON KEY SUPPLIERS. Although the Company believes that there are a number of possible vendors for most of the components and subassemblies required for its products, certain materials, including thermoplastic elastomer
(TPE)-based materials and certain fluoropolymers used in certain of its ventilation tubes, currently are obtained from a single source. Although it is not presently the case, if the supply of materials from a single source vendor were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would be required to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time, and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims. See "--Suppliers."

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

     INFLUENCE BY EXISTING STOCKHOLDERS. Warburg, Pincus Investors, L.P. ("WP Investors") beneficially owned approximately 45% of the outstanding shares of Common Stock as of February 27, 1998. A stockholders agreement among the Company and substantially all of its current stockholders provides that WP Investors has the right to designate specified numbers of persons to the Company's Board of Directors so long as WP Investors maintains specified levels of ownership of the outstanding Common Stock. WP Investors currently has under the stockholders agreement the right to designate three persons to be appointed or nominated to the Company's Board of Directors. Such share ownership and minority representation on the Company's Board of Directors may confer upon WP Investors significant influence over the affairs and actions of the Company.

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

ITEM 2. PROPERTIES

     The Company owns its 52,000 square-foot corporate headquarters and manufacturing facility and leases a 36,863 square-foot warehouse and distribution facility in Jacksonville, Florida. At its Jacksonville corporate headquarters and manufacturing facility, which has 30,000 square feet dedicated to manufacturing, the Company produces all of the products that it manufactures other than fluid-control products. The Company has numerous manufacturing capabilities at the Jacksonville facility, including: injection molding; insert molding; CNC machining; CAD/CAM; form, fill and seal; ETO sterilization utilizing a Joslyn reclamation system; specialty surgical instrument manufacturing; tool design and manufacturing; design and production of manufacturing equipment; electronics assembly; bar code technology; and automated storage systems. The Company has begun construction of additional office and warehouse space at its corporate headquarters. The construction will take place in three phases and the last phase will be completed in 1999. The operations housed in the leased facility will be moved to the newly constructed building.

     The Company also owns a 34,000 square-foot manufacturing facility and a 6,300 square-foot distribution facility in Mystic, Connecticut. The Company's Merocel product line of fluid-control products is manufactured at the Mystic facility. In December 1996 the Company closed a 6,400 square-foot manufacturing facility in St. Louis, Missouri.

     Currently, the Company operates two manufacturing shifts at both of its manufacturing facilities and has the ability to increase production levels of its current product line without expanding its facilities. The Company believes that the properties, in conjunction with the planned expansion, are adequate to serve the Company's business operations for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock began trading on the NASDAQ National Market on October 11, 1996 at $21 per share.

     The following shows the high and low market prices for each quarter since October 11, 1996:

                   FIRST               SECOND                  THIRD                FOURTH
            -----------------  -----------------------  -------------------   -------------------
MARKET
PRICE         1997     1996       1997        1996         1997       1996       1997       1996
------      -------   -------  ---------   ---------    ---------   -------   ---------   -------
High        $20         --      $20-1/8        --        $24-5/8       --      $24        $27-1/4
Low         $11-3/4     --      $15-1/4        --        $18-5/8       --      $19-3/4    $18

     The total number of holders of record of Common Stock as of February 27, 1998 was approximately 65. The Company's Common Stock closed at $28.25 on that date.

     The Company historically has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of the Company for each of the five years ended December 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

                                                         1997        1996        1995       1994(1)       1993
                                                       -------     -------     -------      -------     -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL RESULTS
Sales, net.........................................    $77,240     $65,664     $59,865      $42,475     $10,071
Cost of sales......................................     30,475      25,926      22,256       15,350       2,876
Amortization of acquisition costs allocated to
   inventory.......................................         --          --         919        3,883          --
                                                       -------     -------     -------      -------     -------
Gross profit.......................................     46,765      39,738      36,690       23,242       7,195

OPERATING EXPENSES
   Selling, general and administrative.............     30,334      26,799      27,077       19,126       6,074
   Research and development........................      4,088       3,659       2,405        1,958         311
   Amortization of intangibles (2).................      2,374       2,421       2,579        2,652         394
   Write-off of acquired  research  and  development        --       2,380          --           --          --
   (3).............................................
   Restructuring charges (4).......................         --       3,093          --           --          --
                                                       -------     -------     -------      -------     -------
Total operating expenses...........................     36,796      38,352      32,061       23,736       6,779
                                                       -------     -------     -------      -------     -------
Operating income (loss) from continuing operations.      9,969       1,386       4,629         (494)        416
Interest expense, net..............................       (104)     (2,205)     (3,063)      (2,148)       (102)
Other income, net..................................        234         525         114          313          26
                                                       -------     -------     -------      -------     -------
Income (loss) from continuing operations before
   income tax expense (benefit)                         10,099        (294)      1,680       (2,329)        340
Income tax expense (benefit).......................      3,969         873       1,355         (774)        121
                                                       -------     -------     -------      -------     -------
Income (loss) from continuing operations...........    $ 6,130     $(1,167)    $   325      $(1,555)    $   219
                                                       =======     =======     =======      =======     =======
PRO FORMA STATEMENT OF OPERATIONS DATA(5)
Income (loss) from continuing operations...........                $(1,243)    $  (149)
Preferred stock dividends..........................                  1,170          --
                                                                   -------     -------
Income (loss) from continuing  operations  available
   to common shareholders..........................                $(2,413)    $  (149)
                                                                   =======     =======
PER SHARE (PRO FORMA 1996 & 1995)(5)
Income (loss) from continuing operations available
   to common shareholders..........................    $  0.84     $ (0.47)    $ (0.03)
                                                       =======     =======     =======
Income (loss) from continuing  operations  available
   to common shareholders - diluted................    $  0.82     $ (0.46)    $ (0.03)
                                                       =======     =======     =======
Weighted average common shares outstanding-diluted.      7,512       5,243       4,617
                                                       =======     =======     =======

FINANCIAL CONDITION
Working capital....................................    $26,106     $18,460     $12,234      $12,744    $  3,126
Cost in excess of net assets acquired, net.........     42,399      44,389      46,381       54,300          --
Total assets.......................................     95,727      94,056      93,123       95,720       9,484
Long-term debt including redeemable preferred stock         --       3,563      90,488       89,985      11,308
Total shareholders' equity (deficit)...............     86,509      79,567     (13,058)      (7,336)     (3,091)

--------
(1) The statement of operations data includes the results of operations of Xomed-Treace since the date of its acquisition by the Company in April 1994.
(2) Amortization of intangibles included in total operating expenses includes amortization of foreign distribution rights of $162,000 and $838,000, respectively, for the years ended December 31, 1995 and 1994, respectively.
(3) Research and development acquired in the purchase of TreBay Medical. See Footnote No.1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4) Restructuring charge related to combination of certain operations and termination of employees. See Footnote No.7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5) The pro forma presentations have been adjusted to reflect: (i) the acquisition of TreBay as if the acquisition had occurred on January 1, 1995 (see Notes to Consolidated Financial Statements--Pro Forma Statement of Operations (Unaudited)); (ii) the capital contribution of accrued cumulative preferred stock dividends of $7,559,000 in connection with the acquisition of TreBay; (iii) the conversion of all Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding as of April 16, 1996 into Common Stock; (iv) the exercise of all outstanding options to purchase Common Stock; (v) the conversion of 60,225 shares of Series C Redeemable Preferred Stock into 300,354 shares of Common Stock on the date of the initial public offering, based upon the offering price of $21.00 per share; and (vi) the conversion of 426,777 shares of Nonvoting Common Stock into Voting Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS--RISK FACTORS" AND BELOW.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales increased 17.6% to $77.2 million in 1997 from $65.7 million in 1996. On a sequential quarter basis, the Company generated overall sales growth of 9.2% in the first quarter of 1997, 15.4% in the second quarter, 17.7% in the third quarter and 27.9% in the fourth quarter when compared to the prior year's comparable quarters. The improvement in sales growth in each successive quarter of 1997 relates principally to accelerating growth in Sinus and Rhinology as a result of the Company's introduction of its XPS StraightShot(R) system used in endoscopic sinus procedures and an overall improvement in the Company's international business in the third and fourth quarters due to recent new product introductions and improving availability of funding in certain international healthcare systems in which the Company competes. In the core businesses of sinus and rhinology, head and neck and otology, sales increased 17.2% in 1997 over 1996, which resulted in these product lines representing 79.2% of the Company's revenue in 1997 as compared to 79.5% in 1996. Total domestic sales increased 20.5% in 1997 compared with 1996, and international sales increased 11.5% in 1997 compared with 1996. Excluding the unfavorable effects of foreign currency comparisons, international sales were up 15% from 1996.

     COST OF SALES. Cost of sales increased 17.6% to $30.5 million in 1997 from $25.9 million in 1996. As a percent of sales, cost of sales was 39.5% in 1997 and 1996. Similarly gross profit was 60.5% for both 1997 and 1996. The margin in 1997 was depressed due to higher volumes of lower margin products, including the orthopaedic instrument line, which was offset by higher margins in sinus and rhinology attributed to new product introduction.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 13.2% to $30.3 million from $26.8 million in 1996. For 1997, as a percent of sales, selling, general and administrative expenses were 39.3%, as compared to 40.8% in 1996. This decrease, as a percent of sales, is due to increasing sales and certain semi-fixed general and administrative expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 11.7% to $4.1 million in 1997 from $3.7 million in 1996 but decreased as a percent of sales to 5.3% in 1997 from 5.6% during 1996. Major new product spending in 1997 related to straight and curved cutter blades, enhancements to the XPS micro resector system - coupled with the introduction of the XPS 2000 micro resector system in December 1997 - as well as other projects. The Company believes it has a strong base of proprietary engineering, manufacturing and biomaterial capabilities upon which to build its future research and development efforts.

     OPERATING INCOME. Operating income for 1997 was $10.0 million compared to $1.4 million for 1996. The increase in operating income of $8.6 million for 1997 from 1996 relates to the discussion above, but also to a $3.1 million restructuring charge and the write-off of in-process research and development of $2.4 million in conjunction with the purchase of TreBay Medical Corporation which were both recorded in the second quarter of 1996. For 1997, operating income, as a percent of sales was 12.9% compared to 10.4% for 1996, after adding back the restructuring and write-off charges which occurred only in 1996. This increase as a percent of sales, related to fixed amortization expense and semi-fixed expenses within the general and administrative category.

     INTEREST AND OTHER. Interest expense decreased 88.3% to $280,000 for
1997 from $2.4 million in 1996 due to lower average debt levels during the current period. Other income, net was $234,000 for 1997 compared to $525,000 in 1996. This decrease of $291,000 related principally to the expiration of a royalty agreement in late 1996.

     INCOME TAXES. The Company's effective tax rate was 39.3% for 1997. The Company had tax expense of $873,000 on a loss of $294,000 for the year ended December 31, 1996. The Company incurred tax expense instead of a tax benefit on the loss due to the lack of tax benefit related to the write-off of in-process research and development costs.

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

     COST OF SALES. Cost of sales increased 11.9% to $25.9 million in 1996 from $23.2 million in 1995. As a percent of sales, cost of sales increased to 39.5% in 1996 from 38.7% in 1995. In accounting for the Xomed Acquisition, the Company effected the Inventory Valuation Adjustment in which a portion of the excess cost of the acquisition over book value of the net assets acquired was allocated to inventory. This allocation resulted in an increase in inventory value of $5.3 million, of which $4.8 million was allocated to the inventory of continuing operations. The inventory valued on this basis was charged to cost of sales on a FIFO basis as it was sold. This increased cost of sales in 1995 by $0.9 million. No such adjustment affected 1996. Without this charge, cost of sales would have increased 16.5% to $25.9 million in 1996 from $22.3 million in the prior comparable period and cost of sales as a percent of sales would have increased to 39.5% in 1996 from 37.2% in the prior comparable period. This increase was primarily due to the change in the distribution method described above for the ophthalmic line, which resulted in lower average selling prices. This increase was partially offset by the change in the distribution of the Merocel product line, which resulted in a higher average selling price.

     GROSS PROFIT. Gross profit as a percent of sales decreased to 60.5% in 1996 from 61.3% in 1995. Without the effects of the Inventory Valuation Adjustment discussed above, gross profit as a percent of sales would have decreased to 60.5% in 1996 from 62.8% in the prior comparable period for the reasons discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 1.0% to $26.8 million in 1996 from $27.1 million in 1995. This decrease was primarily due to cost savings realized as a result of the previously discussed restructuring actions. See "Business--Background". These savings were partially offset by commissions on a larger sales base, an increase in the average commission rate, the operating expenses of a new direct sales subsidiary in Germany, which began operations in the first quarter of 1996, and promotional expenses related to the Company's line of sinus endoscopy systems. As a percent of sales, selling, general and administrative expenses decreased to 40.8% in 1996 from 45.2% in 1995.

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

     WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. The TreBay acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual TreBay assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996.

     RESTRUCTURING CHARGES. As noted previously under "Business--Background" the Company initiated cost savings programs and recorded a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees.

     INTEREST AND OTHER. Interest expense decreased to $2.4 million in 1996 from $3.1 million in 1995. Interest expense related principally to the Company's secured term loan (the "Term Loan") borrowings, which were repaid in October 1996 from the net proceeds of the initial public offering, and the Company's secured revolving credit facility (the "Revolving Credit Facility") as described below in "--Liquidity and Capital Resources." Other income of $525,000 in 1996 was $411,000 higher than in 1995 related principally to royalty income on a product licensed to a third party.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Xomed Acquisition in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility (the "Term Loan ") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations has been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October 1996 the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. During 1997 the remaining portion of the Revolving Credit Facility and long-term capital lease totaling $3.7 million at December 31, 1996 were repaid. Consequently, interest expense has been substantially reduced.

     For the year ended December 31, 1997, the Company generated cash of $6.4 million from operating activities as compared with $4.8 million cash generated in the prior year. In 1997, the Company had a net use of cash of approximately $6.6 million within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of operations (after deduction of a $1.7 million cash flow related to one customer, which receipt is non-recurring) of approximately $3.0 million in 1996. Accounts payable and accrued expenses comprised a significant amount of this use of cash during 1997, due to a $900,000 decrease from December 31, 1996, related principally to payments of amounts related to the Company's initial public offering. The balance of the use of cash within these working capital accounts stems from the Company's growth in sales and related increase in accounts receivable and inventories. In addition, payments related to the $3.1 million restructuring charge recorded during the second quarter of 1996 lowered cash flow from operations in 1997 by $1.2 million, which was offset by a reduction of deferred tax assets.

     Cash used in investing activities was $2.3 million in 1997 as compared to cash used of $2.1 million (after eliminating the effects of cash acquired in a business combination) in the prior year. Capital expenditures were $2.3 million in 1997 and 1996. Included in capital expenditures for 1997 was a significant upgrade of the Company's computer system totaling approximately $400,000. This purchase did not produce an increase over 1996 purchases due to the purchase of capital assets in 1996 for the start-up of the Company's subsidiary in Germany.

     The Company expects to spend approximately $6.4 million in 1998 on capital acquisitions, related principally to its corporate headquarters expansion (See
Item 2. Properties). The Company expects to fund this level of expenditure from cash from operations.

     Cash used in financing activities was $3.0 million in 1997 as compared with $4.5 million in 1996. The Company received cash from the exercise of stock options of $655,000 in 1997 and reduced its long-term debt during 1997 by approximately $3.7 million. In the first nine months of 1996, the Company made payments under the then outstanding Term Loan and its capital lease obligation of $4.1 million, and borrowed a net $1.4 million from its line of credit. In the fourth quarter of 1996 the Company completed its Initial Public Offering and repaid its Term Loan and the majority of its Revolving Credit Agreement.

      In the fourth quarter of 1997, the Company began hedging its intercompany foreign currency receivables. See Footnote No. 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

      The Company entered into an Amended and Restated Credit Agreement with the bank in May, 1997 under which it may borrow up to $25 million to be used for working capital needs and potential acquisition. See Footnote No. 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

      Based on the Company's ability to generate cash flow from operations and with the availability of borrowing under its Amended and Restated Credit Agreement, the Company believes it will be able to finance its working capital and expansion needs for the next 24 months.

   YEAR 2000 ISSUE

      The company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. The Company's focus on this issue is to ensure there is no adverse effect on business operations and that transactions with customers, suppliers, and financial institutions are fully supported. Additionally, the Company has initiated communications with significant suppliers, customers, and other third parties to determine their Year 2000 readiness. Furthermore, the Company has initiated a formal program to advise customers of the Year 2000 issue; however, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. While the Company has taken steps, there can be no certainty that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's operations. Based on existing information, the Company believes the anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company.

   SALES BY MARKET

     The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including a line of ophthalmic products, which the Company converted in

January 1996 from distributing through its direct sales force to distributing through independent dealers. The following table summarizes the Company's worldwide product line sales during the periods indicated:

                                               YEARS ENDED DECEMBER 31,
                                           -------------------------------
                                             1997        1996        1995
                                           -------     -------     -------
                                                    (IN THOUSANDS)
SALES:
   Sinus and Rhinology..................   $28,848     $22,247     $17,038
   Head and Neck........................    17,847      16,114      14,187
   Otology..............................    14,465      13,841      12,406
                                           -------     -------     -------
     Total Core Business................    61,160      52,202      43,631
   Ophthalmic and Other.................    16,080      13,462      16,234
                                           -------     -------     -------
     Total..............................   $77,240     $65,664     $59,865
                                           =======     =======     =======

                                               YEARS ENDED DECEMBER 31,
                                           ------------------------------
                                            1997        1996        1995
                                           -----       -----        -----
PERCENTAGE OF TOTAL SALES:
   Sinus and Rhinology..................    37.4%       33.9%        28.5%
   Head and Neck........................    23.1        24.5         23.7
   Otology..............................    18.7        21.1         20.7
                                           -----       -----        -----
        Total Core Business.............    79.2        79.5         72.9
   Ophthalmic and Other.................    20.8        20.5         27.1
                                           -----       -----        -----
     Total                                 100.0%      100.0%       100.0%
                                           =====       =====        =====

   SALES BY GEOGRAPHIC MARKET

     The Company distributes its products on a worldwide basis through an 82-person direct sales force in the U.S. and selected other countries and through a network of over 130 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis.

     Approximately 30.0%, 32.0% and 29.4% of the Company's net sales in 1997, 1996 and 1995, respectively, were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through over 100 independent international distributors, many of whom distribute the Company's products exclusively. The portion of sales made outside the U.S. in 1997 was lower than 1996 primarily due to international markets only having six months of sales from the Company's new XPS system compared with the twelve months in the U.S. due to a later international introduction date as well as the unfavorable effects of foreign currency rate comparisons in international markets in 1997. The following table summarizes the Company's U.S.
and international sales for the periods indicated:

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                             --------------------------------
                                               1997         1996       1995
                                             -------      -------     -------
                                                     (IN THOUSANDS)
SALES:
   U.S..................................     $53,798      $44,647     $42,249
   International........................      23,442       21,017      17,616
                                             -------      -------     -------
          Total ........................     $77,240      $65,664     $59,865
                                             =======      =======     =======
PERCENTAGE OF TOTAL:
     U.S. ..............................        69.7%        68.0%       70.6%
     International......................        30.3         32.0        29.4
                                             -------      -------     -------
          Total.........................       100.0%       100.0%      100.0%
                                             =======      =======     =======

   SALES BY PRODUCT TYPE

     The Company places particular emphasis on disposable products and implantable devices, which represented 79.6% of sales in 1997, as compared with 84.3% of the total in 1995. One of the Company's principal objectives is to continue to develop additional disposable products for use with its instrumentation systems. The portion of sales from Disposable and Implantable products was lower in 1997 than 1996 primarily due to the addition of orthopaedic instrument sales in 1997 which did not occur in 1996 and the introduction of the XPS system during 1997 which initially generates equipment sales followed by on-going disposable revenues in later periods. The following table summarizes the Company's sales of equipment and instrumentation products as well as disposable and implantable products for the periods indicated:

                                                                      YEARS ENDED
                                                                      DECEMBER31,
                                                   ---------------------------------------------
                                                      1997              1996             1995
                                                   ---------         ---------         ---------
SALES:
     Equipment and Instrumentation Products        $  15,768         $  10,178         $   9,396
     Disposable and Implantable Products ..           61,472            55,486            50,469
                                                   ---------         ---------         ---------
          Total ...........................        $  77,240         $  65,664         $  59,865
                                                   =========         =========         =========

PERCENTAGE OF TOTAL SALES:
     Equipment and Instrumentation Products             20.4%             15.5%             15.7%
     Disposable and Implantable Products ..             79.6              84.5              84.3
                                                   ---------         ---------         ---------
          Total ...........................            100.0%            100.0%            100.0%
                                                   =========         =========         =========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements begin on page F-1 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to such information contained in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on May 21, 1998 (the "Proxy Statement"), which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

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

           3.  EXHIBITS

            EXHIBIT NO.                                          DESCRIPTION
            -----------                                          -----------
             **3.1.2       Second Restated Certificate of Incorporation
             **3.2.2       Restated By-Laws
               3.2.3       Restated By-Laws, as amended February 5, 1997
            ***4.          Specimen of Company's Common Stock certificate
               *10.1       Stockholders Agreement, dated as of April 16, 1996,
                           among the Company, Warburg, Pincus Investors, L.P.,
                           Accel IV L.P., Accel Investors '94 L.P., Accel
                           Keiretsu L.P., Elmore C. Patterson Partners, Prospect
                           Partners, Vertical Fund Associates, L.P., Vertical
                           Medical Partners, L.P., Vertical Partners, L.P., Mark
                           K. Adams, Solomon Rosenblatt, Ronald J. Cercone,
                           William R. Miller, Robert A. Reeves, First Union
                           Capital Partners, Inc., James T. Treace, John R.
                           Treace, Daniel H. Treace and F. Barry Bays.
               *10.2       Credit Agreement, dated as of April 15, 1994, by and
                           among Merocel/Xomed Holdings, Inc., Merocel
                           Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R.
                           Inc., Bank of Boston Connecticut, certain other lenders which are or may become parties and Bank of Boston Connecticut, as Agent.
               *10.3       Fourth Amendment and Waiver Agreement, dated as of
                           June 7, 1996, by and among Xomed Surgical Products,
                           Inc., formerly known as Merocel/Xomed Holdings, Inc.,
                           Merocel Corporation, Xomed, Inc., formerly known as
                           Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay
                           Medical Corporation, Bank of Boston Connecticut,
                           Chemical Bank, Bank of Scotland, International
                           Nederlanden (U.S.) Capital Corporation and Bank of
                           Boston Connecticut, as Agent.
               *10.4       Third Amendment and Waiver Agreement, dated as of
                           April 15, 1996, by and among Xomed Surgical Products,
                           Inc., formerly known as Merocel/Xomed Holdings, Inc.,
                           Merocel Corporation, Xomed, Inc., formerly known as
                           Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of
                           Boston Connecticut, Chemical Bank, Bank of Scotland,
                           Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent.

               *10.5       Second Amendment and Waiver Agreement, dated as of
                           July 3, 1995, by and among Merocel/Xomed Holdings,
                           Inc., Merocel Corporation, Xomed-Treace, Inc.,
                           Xomed-Treace, P.R. Inc., Bank of Boston Connecticut,
                           Chemical Bank, Bank of Scotland, Internationale
                           Nederlanden (U.S.) Capital Corporation and Bank of
                           Boston Connecticut, as Agent.
               *10.6       Amendment and Waiver Agreement, dated as of March 31,
                           1995, by and among Merocel/Xomed Holdings, Inc.,
                           Merocel Corporation, Xomed-Treace, Inc.,
                           Xomed-Treace, P.R. Inc., Bank of Boston Connecticut,
                           Chemical Bank, Bank of Scotland, Internationale
                           Nederlanden (U.S.) Capital Corporation and Bank of
                           Boston Connecticut, as Agent.
               *10.7       First Amendment Agreement, dated as of June 24, 1994,
                           by and among Merocel/Xomed Holdings, Inc., Merocel
                           Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R.
                           Inc., Bank of Boston Connecticut, Chemical Bank, Bank
                           of Scotland, Internationale Nederlanden (U.S.)
                           Capital Corporation and Bank of Boston Connecticut,
                           as Agent.
               *10.8       1996 Stock Option Plan
               *10.9       Employment Agreement, dated as of April 16, 1996,
                           between the Company and James T. Treace
              *10.10       Employment Agreement, dated as of April 16, 1996,
                           between the Company and F. Barry Bays.
             **10.11       Fifth Amendment and Waiver Agreement, dated as of
                           September 3, 1996, by and among Xomed Surgical
                           Products, Inc., formerly known as Merocel/Xomed
                           Holdings, Inc., Merocel Corporation, Xomed, Inc.,
                           formerly known as Xomed-Treace, Inc., Xomed-Treace,
                           P.R. Inc., TreBay Medical Corporation, Bank of Boston
                           Connecticut, The Chase Manhattan Bank (formerly known
                           as Chemical Bank), Bank of Scotland, Internationale
                           Nederlanden (U.S.) Capital Corporation and Bank of
                           Boston Connecticut, as Agent.
             **10.12       Separation Agreement, dated as of May 10, 1996,
                           between the Company and Mark K. Adams.
            ***10.13       Agreement, dated as of September 12, 1996, by and
                           among the Company, Warburg, Pincus Investors, L.P.,
                           Accel IV L.P., Accel Investors '94 L.P., Accel
                           Keiretsu L.P., Elmore C. Patterson Partners, Prospect
                           Partners, Vertical Fund Associates, L.P., Mark K.
                           Adams, Solomon Rosenblatt, Ronald J. Cercone, William
                           R. Miller, Robert A. Reeves, First Union Capital
                           Partners, Inc., James T. Treace, John R. Treace, Dan
                           H. Treace, F. Barry Bays, Thomas E. Timbie, Thomas
                           Drury and David R. Grant.
            ***10.14       Compliance Agreement, dated as of April 1, 1996, by
                           and between Daikin America, Inc. and Xomed Surgical
                           Products, Inc.
            ***10.15       Supply Agreement, dated as of November 9, 1994, by
                           and between TreBay Medical Corporation (formerly
                           known as Micromed Development Corporation) and
                           Consolidated Polymer Technologies.
               10.16       Sixth Amendment and Waiver Agreement, dated as of
                           December 30, 1996, by and among Xomed Surgical
                           Products, Inc., formerly known as Merocel/Xomed
                           Holdings, Inc., Merocel Corporation, Xomed, Inc.,
                           formerly known as Xomed-Treace, Inc., Xomed-Treace,
                           P.R. Inc., TreBay Medical Corporation, Bank of Boston
                           Connecticut, The Chase Manhattan Bank (formerly known
                           as Chemical Bank), Bank of Scotland, Internationale
                           Nederlanden (U.S.) Capital Corporation and Bank of
                           Boston Connecticut, as Agent. Incorporated by
                           reference from the Company's Form 10-K dated December
                           31, 1996.
               10.17       Third Amended and Restated Xomed Surgical Products,
                           Inc. 1996 Stock Option Plan. Incorporated by
                           reference from the Company's Form 10-Q dated June 28,
                           1997.
               10.18       Amended and Restated Credit Agreement dated as of
                           May 5, 1997 among the Company, Bank of Boston
                           Connecticut, as agent, and the Banks named therein.
                           Incorporated by reference from the Company's Form
                           10-Q dated June 28, 1997.
                 *21       Subsidiaries
                23.2       Consent of Ernst & Young LLP
                  27       Financial Data Schedule
                  ----------

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

         (b)   REPORTS ON FORM 8-K
               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                            XOMED SURGICAL PRODUCTS, INC.

                                            By: /s/ JAMES T. TREACE
                                                --------------------------------
                                                James T. Treace
                                                President, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                              TITLE                          DATE
----------                                              -----                          ----
                                        President, Chief Executive Officer and
                                           Chairman of the Board (Principal        March 27, 1998
/s/ JAMES T. TREACE                               Executive Officer)
--------------------------------------
James T. Treace

                                          Vice President and Chief Financial
                                           Officer (Principal Financial and        March 27, 1998
/s/ THOMAS E. TIMBIE                             Accounting Officer)
--------------------------------------
Thomas E. Timbie

/s/ RICHARD B. EMMITT                                  Director                    March 27, 1998
--------------------------------------
Richard B. Emmitt

/s/ WILLIAM R. MILLER                                  Director                    March 27, 1998
--------------------------------------
William R. Miller

/s/ RODMAN W. MOORHEAD, III                            Director                    March 27, 1998
--------------------------------------
Rodman W. Moorhead, III

/s/ JAMES E. THOMAS                                    Director                    March 27, 1998
--------------------------------------
James E. Thomas

/s/ ELIZABETH H. WEATHERMAN                            Director                    March 27, 1998
--------------------------------------
Elizabeth H. Weatherman

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  REFERENCE
                                                                               ----------------
                                                                                FORM 10-K PAGE
                                                                                   NUMBER
                                                                               ----------------
Report of Independent Auditors                                                       F-2

Consolidated Balance Sheets at December 31, 1997 and 1996                            F-3

Consolidated Statements of Operations for each of the three years in
   the period ended December 31, 1997                                                F-4

Consolidated Statements of Changes in Shareholders' Equity for each of
   the three years in the period ended December 31, 1997                             F-5

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 1997                                                F-6

Notes to Consolidated Financial Statements                                           F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Xomed Surgical Products, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Xomed Surgical Products, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xomed Surgical Products, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP

February 16, 1998
Jacksonville, Florida

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                        ---------------------
                                                                           1997        1996
                                                                        --------     --------
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $  1,712     $    629
   Accounts receivable, less allowance for doubtful accounts of $735
     and $400 at December 31, 1997 and 1996, respectively ..........      13,277        9,935
   Other receivables ...............................................         620        1,056
   Inventories .....................................................      16,238       14,675
   Prepaid and other assets ........................................       1,083        1,070
   Deferred income taxes ...........................................       1,404        1,721
                                                                        --------     --------
Total current assets ...............................................      34,334       29,086

Notes receivable from officers .....................................         724          724
Property, plant and equipment net ..................................      15,403       15,377
Cost in excess of net assets acquired, net .........................      42,399       44,389
Other assets .......................................................       2,867        3,444
Deferred income taxes ..............................................        --          1,036
                                                                        --------     --------
Total assets .......................................................    $ 95,727     $ 94,056
                                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable ................................................    $  3,493     $  4,370
   Accrued expenses ................................................       2,403        3,287
   Accrued payroll and commissions .................................       2,332        1,726
   Accrued restructuring costs .....................................        --          1,155
   Current portion long-term debt and capital lease obligations ....        --             88
                                                                        --------     --------
Total current liabilities ..........................................       8,228       10,626

Deferred credits ...................................................         990          300
Long-term debt and capital lease obligations, less current portion .        --          3,563
Redeemable preferred stock:
   Several Series; $1.00 par value, 6,300,000 shares authorized,
     -0- shares issued and outstanding .............................        --           --
Shareholders' equity:
   Common stock:
     Common Stock, voting, $.01 par value; 30,000,000 shares
        authorized, 7,335,649 shares issued and outstanding ........          73           73
     Common Stock, non-voting, $.01 par value; 4,000,000 shares
        authorized, -0- shares issued and outstanding ..............        --           --
   Accumulated deficit .............................................      (3,459)      (9,589)
   Additional paid-in capital ......................................      90,264       89,475
   Cumulative translation adjustments ..............................         (88)        --
   Deferred stock compensation .....................................        (281)        (392)
                                                                        --------     --------
Total shareholders' equity .........................................      86,509       79,567
                                                                        --------     --------
Total liabilities and shareholders' equity .........................    $ 95,727     $ 94,056
                                                                        ========     ========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            1997            1996           1995
                                                                          --------         -------       --------
Sales, net...........................................................     $ 77,240         $65,664       $ 59,865
Cost of sales........................................................       30,475          25,926         23,175
                                                                          --------         -------       --------
Gross profit.........................................................       46,765          39,738         36,690
Operating expenses:
     Selling, general and administrative.............................       30,334          26,799         27,077
     Research and development........................................        4,088           3,659          2,405
     Amortization of intangibles.....................................        2,374           2,421          2,579
     Write-off of acquired research and development..................           --           2,380             --
     Restructuring charges...........................................           --           3,093             --
                                                                          --------         -------       --------
Total operating expenses.............................................       36,796          38,352         32,061
                                                                          --------         -------       --------
Operating income from continuing operations..........................        9,969           1,386          4,629

Interest income......................................................          176             194             55
Interest expense.....................................................         (280)         (2,399)        (3,118)
Other income, net....................................................          234             525            114
                                                                          --------         -------       --------
Income (loss) from continuing operations before income
  tax expense .......................................................       10,099            (294)         1,680
Income tax expense ..................................................        3,969             873          1,355
                                                                          --------         -------       --------
Income (loss) from continuing operations.............................        6,130          (1,167)           325
                                                                          --------         -------       --------
Discontinued operations:
     Income from operations of discontinued surgical
        Drapes segment (less applicable income tax expense
        of $203 for the period ended December 31, 1995)..............           --              --            306
     Loss on disposal of surgical drapes segment (less applicable
        income tax benefit of $1,386)................................                           --         (2,485)
                                                                          --------         -------       --------
Net income (loss)....................................................     $  6,130         $(1,167)      $ (1,854)
                                                                          ========         =======       ========
Pro forma:
     Loss from continuing operations.................................                      $(1,243)      $   (149)
     Preferred stock dividends.......................................                        1,170             --
                                                                                           -------       --------
     Loss from continuing operations available to
        common shareholders..........................................                      $(2,413)       $ (149)
                                                                                           =======       ========
Per share (1996 and 1995 pro forma):
     Income (loss) from continuing operations available to
        common shareholders .........................................     $   0.84         $ (0.47)      $  (0.03)
                                                                          ========         =======       ========
     Net income (loss) available to common shareholders..............     $   0.84         $ (0.47)      $  (0.52)
                                                                          ========         =======       ========
     Income (loss) from continuing operations available to common
        Shareholders - assuming dilution.............................     $   0.82         $ (0.46)      $  (0.03)
                                                                          ========         =======       ========
     Net income (loss) available to common shareholders - assuming
        dilution ....................................................     $   0.82         $ (0.46)      $  (0.50)
                                                                          ========         =======       ========
Weighted average common shares outstanding...........................        7,323           5,105          4,474
                                                                          ========         =======       ========
Weighted average common shares outstanding - diluted.................        7,512           5,243          4,617
                                                                          ========         =======       ========

                             See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                                                                                NON-VOTING COMMON
                                                                        COMMON STOCK                 STOCK
                                                                  ----------------------     ------------------------   ACCUMULATED
                                                                    SHARES      AMOUNT         SHARES        AMOUNT       DEFICIT
                                                                  ----------  ----------     ----------    ----------   -----------
Balance at December 31, 1994                                         573,120  $       6        426,777     $       4    $   (6,997)

Net loss.........................................................         --         --             --            --        (1,854)
Stock options exercised..........................................     19,000         --             --            --            --
Accretion of cumulative preferred stock dividends................         --         --             --            --        (3,868)
                                                                  ----------  ---------      ---------     ---------    ----------
Balance at December 31, 1995.....................................    592,120          6        426,777             4       (12,719)

Net loss.........................................................         --         --             --            --        (1,167)
Accretion of cumulative preferred stock dividends................         --         --             --            --        (3,262)
Forgiveness of cumulative preferred stock dividends..............         --         --             --            --         7,559
Stock options exercised..........................................    104,600          1             --            --            --
Shareholders stock returned......................................         --         --             --            --            --
Acquisition of minority interest in subsidiary...................      8,000         --             --            --            --
Stock compensation, net of tax...................................         --         --             --            --            --
Proceeds from initial public stock offering......................  2,875,000         29             --            --            --
Conversion of preferred stock to common stock....................  3,255,052         33             --            --            --
Conversion of non-voting common stock to voting common stock.....    426,777          4       (426,777)           (4)          --
                                                                  ----------  ---------      ---------     ---------    ----------
Balance at December 31, 1996.....................................  7,261,549         73             --            --        (9,589)

Net income.......................................................         --         --             --            --         6,130
Stock options exercised..........................................     74,100         --             --            --            --
Net tax benefits from stock options..............................         --         --             --            --            --
Amortization of unearned compensation............................         --         --             --            --            --
Translation adjustments..........................................         --         --             --            --            --
                                                                  ----------  ---------      ---------     ---------    ----------
Balance at December 31, 1997.....................................  7,335,649  $      73             --     $      --    $   (3,459)
                                                                  ==========  =========      =========     =========    ==========

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                              SHAREHOLDERS'  ADDITIONAL                      CUMULATIVE
                                                                 NOTE          PAID-IN       UNEARNED       TRANSLATION
                                                               RECEIVABLE      CAPITAL     COMPENSATION     ADJUSTMENTS      TOTAL
                                                              -------------  ----------    ------------     -----------    --------
Balance at December 31, 1994                                     $(349)       $     --       $     --         $  --        $(7,336)

Net loss......................................................      --              --             --            --         (1,854)
Stock options exercised.......................................      --              22             --            --             22
Accretion of cumulative preferred stock dividends.............      --             (22)            --            --         (3,890)
                                                                 -----        --------       --------         -----        -------
Balance at December 31, 1995..................................    (349)             --             --                      (13,058)

Net loss......................................................      --              --             --            --         (1,167)
Accretion of cumulative preferred stock dividends.............      --              --             --            --         (3,262)
Forgiveness of cumulative preferred stock dividends...........      --              --             --            --          7,559
Stock options exercised.......................................      --             188             --            --            189
Shareholders stock returned...................................     162              --             --            --            162
Acquisition of minority interest in subsidiary................      --             180             --            --            180
Stock compensation, net of tax................................      --             596           (392)           --            204
Proceeds from initial public stock offering...................      --          53,976             --            --         54,005
Conversion of preferred stock to common stock.................     187          34,535             --            --         34,755
Conversion of non-voting common stock to voting common stock..      --              --             --            --             --
                                                                 -----        --------       --------         -----        -------
Balance at December 31, 1996..................................      --          89,475           (392)           --         79,567

Net income....................................................      --             --              --            --          6,130
Stock options exercised.......................................      --             655             --            --            655
Net tax benefits from stock options...........................      --             134             --            --            134
Amortization of unearned compensation.........................      --              --            111            --            111
Translation adjustments.......................................      --              --             --           (88)           (88)
                                                                 -----        --------       --------         -----        -------
Balance at December 31, 1997..................................   $  --         $90,264       $   (281)        $ (88)       $86,509
                                                                 =====        ========       ========         =====        =======

                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                                YEARS ENDED DECEMBER 31
                                                                         -----------------------------------
                                                                           1997         1996         1995
                                                                         --------     --------     ---------
OPERATING ACTIVITIES
Net income (loss) ...................................................    $  6,130     $ (1,167)    $ (1,854)
Adjustments to reconcile net income (loss) to net cash provided by
  Operating activities:
    Depreciation ....................................................       2,340        2,285        2,038
    Amortization ....................................................       2,776        2,564        2,702
    Loss on disposal of property and equipment ......................          60          301        4,963
    Translation adjustments .........................................         288           41          (67)
    Write-off of acquired research and development ..................        --          2,380         --
    Changes in operating assets and liabilities net of effects of purchased business
        (Increase) decrease in accounts and other receivables, net ..      (3,282)       2,456       (3,161)
        (Increase) decrease in inventories, net .....................      (1,563)      (2,530)         535
        Decrease (increase) in deferred income taxes ................       2,002          266         (494)
        Increase (decrease) in other assets .........................        (251)        (141)         130
        Increase (decrease) in accounts payable and accrued expenses         (980)      (1,099)       2,510
        Decrease in accrued restructuring costs .....................      (1,155)        (512)      (1,045)
                                                                         --------     --------     --------
Net cash provided by operating activities ...........................       6,365        4,844        6,257

INVESTING ACTIVITIES
Purchases of property and equipment .................................      (2,426)      (2,379)      (2,969)
Loans to officers ...................................................        --            353         --
Proceeds from certificates of deposit ...............................         140          721          338
Purchase of other assets ............................................        --           (807)      (1,388)
Purchases of businesses (including cash received) ...................        --          2,000         --
                                                                         --------     --------     --------
Net cash used in investing activities ...............................      (2,286)        (112)      (4,019)

FINANCING ACTIVITIES
Proceeds from revolving line of credit ..............................      12,302       29,416       28,810
Payments on revolving line of credit ................................     (15,450)     (37,034)     (24,986)
Payments on term notes payable and capital lease ....................        (503)     (26,096)      (5,927)
Exercise of stock options ...........................................         655          189         --
Issuance of stock ...................................................        --         54,005           22
Repurchases of redeemable preferred stock ...........................        --        (25,000)        --
                                                                         --------     --------     --------
Net cash used in financing activities ...............................      (2,996)      (4,520)      (2,081)
                                                                         --------     --------     --------

Net increase in cash and cash equivalents ...........................       1,083          212          157
Cash and cash equivalents at beginning of period ....................         629          417          260
                                                                         --------     --------     --------
Cash and cash equivalents at end of period ..........................    $  1,712     $    629     $    417
                                                                         ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
    Interest ........................................................    $    282     $  2,499     $  3,118
                                                                         ========     ========     ========
    Taxes ...........................................................    $  1,529     $    579     $    228
                                                                         ========     ========     ========
  Increase (decrease) in preferred stock attributable to accretion or forgiveness of cumulative preferred stock dividends:
    Series A ........................................................    $   --       $   (141)    $    209
    Series B ........................................................        --         (1,473)       1,223
    Series C ........................................................        --         (2,684)       2,458
                                                                         --------     --------     --------
                                                                         $   --       $ (4,298)    $  3,890
                                                                         ========     ========     ========
  Non-Cash financing and investing activities
    Note receivable accepted in exchange for surgical drapes segment
      Assets ........................................................    $   --       $   --       $  1,125
                                                                         ========     ========     ========
    Purchase of business with preferred stock, net of cash received .    $   --       $  4,583     $   --
                                                                         ========     ========     ========
    Conversion of preferred stock to common .........................    $   --       $ 34,755     $   --
                                                                         ========     ========     ========

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION

     Xomed Surgical Products, Inc. (the Company), a Delaware corporation was organized on April 5, 1994 for the purpose of acquiring on April 15, 1994, all of the outstanding stock of Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, Xomed, Inc.) and Merocel Corporation (Merocel). The Company had no operations or material assets prior to this transaction. As the owners of the Company were also owners of Merocel, these transactions have been accounted for as if Xomed, Inc. were acquired by Merocel. Therefore, the assets and liabilities of Merocel were not revalued and are presented in the accompanying balance sheet at historical cost.

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat (ENT) specialists. The Company's broad line of products, includes in its core ENT market, powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. The Company sells its products worldwide utilizing a sales force domestically and third party distributors and wholly owned subsidiaries internationally. Trade credit is extended based on consideration of the financial capabilities of the customer and letters of credit are obtained in certain situations. Concentrations of credit risk with respect to the Company's extending of trade credit, which generally is not collateralized, is limited due to the large number of customers and their dispersion across different geographic areas.

     On April 16, 1996, the Company acquired TreBay Medical Corporation (TreBay) which was involved in the development of ENT surgical specialty products. The acquisition, which was accomplished through the issuance of preferred stock, was accounted for under the purchase method of accounting and accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of approximately $6,600 was allocated to the individual assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4,400, of which $2,400 was allocated to in-process research and development and was subsequently written off. The executive management of TreBay replaced former management of the Company (see Note 7). The acquisition was funded through the issuance of approximately $2,800 of redeemable preferred stock and $3,700 of convertible preferred stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Merocel and subsidiary, TreBay, and Xomed, Inc. and subsidiaries. Significant intercompany transactions and balances between entities have been eliminated.

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

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major replacements are capitalized. The costs and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. Depreciation is computed using the straight-line method based on the estimated useful lives of the related asset categories as follows--building and building improvements 27 to 35 years and machinery and equipment including assets under capital leases 3 to 15 years.

   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes.

   REVENUE RECOGNITION

     The Company recognizes revenue when inventory is shipped to the customer.

   AMORTIZATION

     Amortization of cost in excess of assets acquired is amortized over 25 years. Accumulated amortization totaled $7,680 and $5,689 as of December 31, 1997 and 1996, respectively. Amortization of other intangibles is amortized straight-line over the life of the related agreement ranging from four to 15 years.

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

     In July 1995, the Company disposed of its surgical drapes segment, and included a reduction of goodwill totaling $5,805 in the loss on disposal of discontinued operations.

   RESEARCH AND DEVELOPMENT

     Expenditures related to research and development of new products and processes, including research related to product alternatives, are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   TRANSLATION ADJUSTMENTS

     Prior to the fourth quarter of 1997, translation gains and losses of foreign currencies related to foreign operations are included in income from operations and totaled $341 (loss), $41 (loss) and $67 (gain) for the ten months ended October 31, 1997, and years ended December 31, 1996 and 1995, respectively. The financial results of these foreign operations were translated using a combination of current and historical rates. Subsequent to October 1997, translation gains and losses are included as a component of shareholder's equity, assets and liabilities of the foreign operations are translated at current rates, and revenues and expenses are translated at average rates during the period. This change resulted from a change in the designation of the functional currency from the U.S. Dollar to the foreign currency due to decreased dependence of the foreign operations on their parent for financing, marketing and distribution activities.

   STOCK COMPENSATION

      The Company follows the intrinsic value method of accounting for stock based compensation prescribed in ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, stock compensation expense is measured as the excess if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the Statement 128 requirements.

   RECLASSIFICATIONS

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   DISCONTINUED OPERATIONS (CONTINUED)

         Certain financial information related to the surgical drapes product line, which was acquired from Xomed-Treace on April 15, 1994, is as follows:

                                              1997          1996         1995
                                              ----          ----        ------
Sales.......................................  $ --          $ --        $5,385
                                              ====          ====        ======
Pre-tax income..............................  $ --          $ --        $  509
                                              ====          ====        ======
Income tax expense..........................  $ --          $ --        $  203
                                              ====          ====        ======
Net income..................................  $ --          $ --        $  306
                                              ====          ====        ======

     The surgical drapes business accounts consisted principally of inventory, fixed assets and related goodwill aggregating approximately $7,100 on the date of disposition. Interest expense attributed to the drapes business was $56 for 1995. The Company realized a net loss of $2,485, after income tax benefits of $1,386, on this transaction and has restated its financial statements for the discontinued operations. The loss on disposal was computed as the difference between the carrying value of the surgical drapes segment assets disposed of and the estimated fair value of the assets received related to the otology product lines. There were no significant intangibles such as customer lists or patents acquired in connection with the otology product lines, nor was any work force transferred. The components of the loss on disposal in 1995 are as follows:

         Cash and notes receivable acquired.....................     $ 2,250
         Less: Transaction fees.................................        (316)
               Goodwill related to the surgical drapes segment..      (5,805)
                                                                     -------
         Pre-tax loss...........................................      (3,871)
         Tax benefit............................................       1,386
                                                                      ------
         Net loss on disposition................................     $(2,485)
                                                                     =======

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.   INVENTORIES

     Inventories are summarized as follows:

                                                            DECEMBER 31,
                                                   ---------------------------
                                                     1997                1996
                                                   -------             -------
Finished goods................................     $10,224             $ 7,654
Work in process...............................       1,447               2,006
Raw materials and packaging...................       6,584               6,066
Reserve for obsolescence......................      (2,017)             (1,051)
                                                   -------             -------
                                                   $16,238             $14,675
                                                   =======             =======

     The reserve for obsolescence increased by $966, $650, and $61 for 1997, 1996, and 1995, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, less allowances for depreciation, is as follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------
               Land and land improvements .......     $  1,413      $  1,413
               Building and building improvements        6,564         6,360
               Machinery and equipment ..........       14,959        13,317
                                                      --------      --------
                                                        22,936        21,090
               Allowances for depreciation ......       (8,734)       (6,685)
                                                      --------      --------
                                                        14,202        14,405
               Capital projects in process ......        1,201           972
                                                      --------      --------
                                                      $ 15,403      $ 15,377
                                                      ========      ========

Depreciation expense, including expense on assets under capital lease obligations, is approximately $2,312, $2,285,and $2,038 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.   FINANCIAL INSTRUMENTS

         The Company enters into foreign currency forward exchange contracts to hedge intercompany trade accounts receivable from its foreign subsidiaries. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset gains and losses on the trade accounts receivable being hedged. If the counterparties to the forward exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency exchange rate movements.

         For intercompany receivables, the contracts require the Company to sell foreign currencies, Australian Dollar, Canadian Dollar, British Pound, French Franc and the German Duetschmark, in exchange for the U.S. Dollar. At December 31, 1997, the Company held $7,000 in foreign currency forward exchange contracts, which mature, in early 1998. These contracts are marked to market each month. The resulting gains or losses are reflected in income and are generally offset by gains or losses on the exposures being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.   ACCRUED RESTRUCTURING COSTS

     Incident to the acquisition of Xomed-Treace in April 1994, the Company initiated a plan to restructure certain of its operations and established a reserve of $3,258 as part of the cost of the acquired business associated primarily with closing a plant facility and significantly reducing the Company's work force. At December 31, 1996, there was no remaining accrued restructuring costs.

     In conjunction with the purchase of TreBay, the Company recorded an accrual totaling $647 related to severance and relocation costs ($598) and lease termination costs ($49). All employees of TreBay were terminated, except the officers and two other individuals who relocated to Jacksonville, Florida, the corporate headquarters of the Company. For the period from the acquisition date through December 31, 1996, $250 was paid related to termination and relocation benefits, $49 was paid related to lease termination costs and $162 was paid related to other acquisition cost. During 1997 the Company utilized the remaining reserve as follows: $82 was paid related to termination and relocation, $61 was paid related to lease termination, and $43 related to other exit costs.

     Simultaneous with the purchase of TreBay and a plan by new management to combine certain operations, (see Note 1), the Company recorded a restructuring accrual of $3,100 which was comprised of $2,500 of termination benefits and $600 of other exit costs. The reductions included 20 management and administrative employees the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters, 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility and 2 management level employees internationally. For the period from the accrual date through the end of 1996, the Company had paid out termination benefits totaling $2,000 and paid approximately $100 related to other exit costs. As of December 31, 1996, the Mystic, Connecticut facility maintained only manufacturing operations, and in December 1996, the St. Louis facility was closed. During 1997 the Company utilized the remaining reserve as follows: paid termination benefits of $500, wrote off property related to the St. Louis facility closure of approximately $300, paid other exit costs of $100 and reversed the remaining reserve of approximately $100 against selling general and administrative expenses.

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company was obligated under long-term debt and capital lease obligations as follows:

                                                                             DECEMBER 31,
                                                                         -----------------
                                                                          1997       1996
                                                                         ------     ------
Revolving line-of-credit agreement with interest payable monthly and all outstanding principal due May 5, 2000; interest at LIBOR
   (5.72% at December 31, 1997) Plus 1.5% or at the lender's base rate (8.5% at December 31,
   1997) ...........................................................     $ --       $3,148
Note payable under capital lease obligation to vendor in quar-
   terly principal and interest installments of $36 through October
   1, 1997 and a final payment of $415 on January 1, 1998. The note was paid off early in December 1997. The note carried
   interest at 10.8% ...............................................       --          503
                                                                         ------     ------
                                                                           --        3,651
Less current portion ...............................................       --           88
                                                                         ------     ------
                                                                         $ --       $3,563
                                                                         ======     ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

     In May 1997, the Company entered into an Amended and Restated Credit Agreement (the Credit Agreement) with the bank. Under the terms of the Credit Agreement, the Company may borrow under a line-of-credit up to a maximum capacity of $25,000 to be used for working capital and operating needs and acquisitions. The amount available to the Company at any given time is based upon various percentages of the Company's outstanding inventories and accounts receivable and certain other assets. Availability at December 31, 1997 was approximately $21,000. Any principal amounts outstanding on the line-of-credit in excess of the borrowing base must be repaid by the Company. In any event, all outstanding principal on the line-of-credit is due and payable on May 5, 2000. The Company pays a quarterly commitment fee which varies from .25% to .125% per annum on the average daily unused balance on the line-of-credit during the preceding calendar quarter.

         The line-of-credit is collateralized by the receivables and inventory of the Company and certain land and buildings at the Mystic, Connecticut facility with a net book value of $34,506. The debt agreement has restrictions regarding payment of dividends, incurrence of additional debt and requires compliance with various financial covenants.

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

     During the year ended December 31, 1995, the Company issued 19,000 shares of Common Stock under the employee stock incentive plan. The stock was issued at option prices of between $1.00 to $2.00 per share and resulted in $22 of additional paid-in capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

   REDEEMABLE PREFERRED STOCK

     Each share of Series A (1.2 million shares authorized) and Series B (3.5 million shares authorized) Convertible Preferred Stock (collectively Convertible Preferred Stock) entitles its holder to receive an annual cumulative cash dividend at the rate of six percent per annum, payable on a quarterly basis. At the election of the Board of Directors, dividends may be paid in shares of Series A or Series B Convertible Preferred Stock, respectively, in lieu of cash. Dividends are cumulative and must be paid prior to any dividends being paid on the Common Equity. The Company at its option, with the majority consent of the holders of the Convertible Preferred Stock, may redeem any or all of the outstanding shares of the Convertible Preferred Stock at a price of $9.58 per share, plus accrued dividends. The Series A Convertible Preferred Stock is voted along with the Common Equity on an as converted basis, whereas the Series B has no voting rights.

     In any event, any outstanding shares of the Convertible Preferred Stock at April 15, 2001 are required to be redeemed on that date by the Company at $9.58 per share, plus accrued dividends. Each share of Convertible Preferred Stock, at the election of the holder, may be converted for one share of like Common Equity (the conversion rate being subject to adjustment from time-to-time).

     Each share of Series C Redeemable Preferred Stock (Series C Preferred Stock) (364,673 shares authorized) entitles its holder to receive an annual cumulative cash dividend at the rate of nine percent per annum, payable on a quarterly basis. At the election of the Board of Directors, dividends may be paid in shares of Series C Preferred Stock in lieu of cash. Dividends are cumulative and must be paid prior to any dividends being paid on the Common Equity. The Company at its option, with the majority consent of the holders of the Series C Preferred Stock, may redeem any or all of the outstanding shares of the Series C Preferred Stock at a price of $100.00 per share, plus accrued dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

     The following table presents changes in redeemable preferred stock (dollars in thousands):

                                              SERIES A                       SERIES B                       SERIES C
                                          PREFERRED STOCK                 PREFERRED STOCK               PREFERRED STOCK
                                     ------------------------        ------------------------      ---------------------------
                                       SHARES         AMOUNT           SHARES        AMOUNT         SHARES           AMOUNT
                                     -----------     --------        ----------     ---------      ---------       -----------
Balance at December 31, 1994.......      364,215     $  3,632         2,127,838     $  21,251        273,063       $    28,996
Accretion of dividends.............           --          209             --            1,223            --              2,458
                                     -----------     --------        ----------     ---------      ---------       -----------
Balance at December 31, 1995.......      364,215        3,841         2,127,838        22,474        273,063            31,454
Accretion of dividends.............           --          263             --              922            --              2,077
Forgiveness of dividends...........           --         (404)            --           (2,395)           --             (4,761)
Shareholders stock returned........       (9,563)         (91)            --              --         (2,074)              (208)
Issuance of shares for TreBay
  Medical..........................      390,000        3,736             --              --         28,470              2,847
Redemption of preferred stock......           --          --              --              --       (235,327)           (25,000)
Conversion of preferred stock to
 common Stock......................     (744,652)      (7,345)       (2,127,838)      (21,001)      (64,132)            (6,409)
                                     -----------     --------        ----------     ---------      ---------       -----------

Balance at December 31, 1996.......           --     $    --              --        $     --            --         $      --
                                     ===========     ========        ==========     =========      =========       ===========

10.   RETIREMENT BENEFITS

         Retirement benefits are provided to all eligible employees through the participation in defined contribution plans maintained by the Company which comply with the provisions of Section 401(k) of the Internal Revenue Code (the "Savings Plans"). The provisions of the Savings Plans differ with respect to employee contributions, employer matching percentages and profit sharing depending on the country in which the employees work. Expense recorded by the Company for the various plans for the years ended December 31, 1997, 1996 and 1995 was approximately $481, $510, and $520, respectively.

11.   EMPLOYEE STOCK INCENTIVES

     The Company has reserved an aggregate of 1,078,000 shares of its Common Stock for grant or sale to key employees of the Company. As of December 31, 1997 and 1996, 295,534 and 184,534 options, respectively, were available for additional grants. These shares may be issued in such amounts and in such a manner (including stock options, restricted stock grants, stock bonuses, or other stock incentive programs) as determined by the Company's Board of Directors from time-to-time. In general, the options are granted at exercise prices equal to the fair market value of common stock on the date of grant, have a life of 10 years and provide for vesting over a number of years. As of December 31, 1997, 160,391 shares were exercisable. Total stock based compensation cost recognized in the Statement of Operations for the years ended December 31, 1997, 1996 and 1995 was $111, $54 and $0, respectively. The following table summarizes option activity, which may be exercised at various dates through January 2007:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.   EMPLOYEE STOCK INCENTIVES (CONTINUED)

                                                                    1997                           1996
                                                                  WEIGHTED                        WEIGHTED
                                                                   AVERAGE                        AVERAGE
                                                     1997         EXERCISE          1996          EXERCISE
                                                   OPTIONS          PRICE          OPTIONS          PRICE          1995
                                                 -------------   ----------      ------------     --------      -----------
Beginning of the period options outstanding...      468,866        $  8.99         251,350        $  5.67        257,100
Options granted...............................      202,000          15.77         421,666           9.15          8,000
Options exercised.............................      (74,100)          8.34        (104,600)          1.81         (6,750)
Options canceled..............................      (13,000)         12.14         (99,550)          8.87         (7,000)
                                                 -------------                   ------------                   -----------
End of period options outstanding.............      583,766          11.99         468,866           8.99        251,350
                                                                                 ============                   ===========
Options granted range of option prices........   $15.06-$20.38                   $9.36-$10.65                      $9.58
                                                 =============                   ============                   ===========
Options exercised range of option prices .....   $1.00-$10.65                    $1.00-$9.58                    $1.00-$2.00
                                                 =============                   ============                   ===========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued with exercise prices equal to the fair value of the common stock on the date of grant. Statement No. 123 requires the determination of fair value of all options utilizing stock option valuation models. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In providing the pro forma disclosures below, the Company used the Black-Scholes option pricing model with the following weighted average assumptions: 1) an expected volatility factor for the Company's stock of .31; 2) a risk-free interest rate of 6.5%; 3) an expected life of options of 3 years; and 4) no dividend payments. The weighted-average grant date fair value of options granted in 1997 and 1996 was $4.59 and $4.01, respectively. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) from continuing operations and income (loss) per share from continuing operations would be as follows:

                                                   1997        1996       1995
                                                  ------     -------     ------
Pro forma net income (loss)--as reported......... $6,130     $(2,413)    $(149)
Pro forma net income (loss)--adjusted............ $5,908     $(2,545)    $(150)
Pro forma income (loss) per share--as reported... $  .84     $ (0.47)    $(0.03)
Pro forma income (loss) per share--adjusted...... $  .81     $ (0.50)    $(0.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   EARNINGS PER SHARE

The following table sets forth the computation of shares for purposes of the earnings per share calculation (in thousands):


                                                                        1997                 1996                1995
                                                                        -----                -----               -----
     Weighted average shares outstanding ...................            7,323                5,105               4,474
     Net effect of dilutive stock options - based on the
       treasury stock method................................              189                  138                  --
                                                                        -----                -----               -----
     Totals.................................................            7,512                5,243               4,474
                                                                        =====                =====               =====

13.   INCOME TAXES

     The provision for income taxes (benefit) from continuing operations consists of the following:

                                                                         1997               1996           1995
                                                                       -------              ----          -------
            Current:
                 Domestic:
                   Federal.......................................      $ 1,801              $496          $   206
                   State.........................................          360               206               33
                 Foreign.........................................           65                --               --
                                                                       -------              ----          -------
                                                                         2,226               702              239

            Deferred:
                 Domestic........................................        1,527               540            1,116
                 Foreign.........................................          216              (369)              --
                                                                       -------              ----          -------
                                                                        $3,969              $873          $ 1,355
                                                                       =======              ====          =======

     During 1997 and 1996, the Company's tax liability was decreased $134 and $150, respectively, and additional paid-in capital increased due to the early disposition of stock by a stock option holder. During 1997, the Company utilized approximately $650 of operating loss carryforwards thereby reducing its current liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.   INCOME TAXES (CONTINUED)
     Income tax expense (benefit) from continuing operations reconciled to the amount computed at statutory rates is as follows:

                                                                           1997              1996             1995
                                                                          ------             -----          -------
      Federal tax (benefit) at statutory rate.....................        $3,434             $(103)         $   588
      Purchased in-process research and development...............            --               833               --
      State income taxes (net of federal income tax effect).......           442                92              136
      Increase in valuation allowance on foreign losses...........           156                --              387
      Tax benefits related to export sales........................          (209)               --               --
      Loss from unconsolidated subsidiary for tax purposes........            --                --              192
      Other, net..................................................           146                51               52
                                                                          ------             -----          -------
                                                                          $3,969             $ 873          $ 1,355
                                                                          ======             =====          =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

                                                                                DECEMBER 31,
                                                                            ----------------------
                                                                             1997            1996
                                                                            -------         ------
            Deferred income tax assets:
                 Net operating loss carryforwards......................     $ 1,505         $1,131
                 Losses from foreign operations........................       1,008          1,068
                 Patents and other intangibles.........................         511            553
                 Inventory.............................................         997            728
                 Non-deductible accrued expenses.......................         583            436
                 AMT credit............................................          44            333
                 Severance accruals....................................          27            566
                                                                            -------         ------
                                                                              4,675          4,815
                 Valuation allowance...................................        (741)          (585)
                                                                            -------         ------
                                                                              3,934          4,230
                                                                            -------         ------
            Deferred income tax liabilities:
                 Amortization of goodwill..............................      (2,118)          (570)
                 Depreciation..........................................        (712)          (562)
                 Purchased research and development....................        (215)          (298)
                 Deductible prepaid expenses...........................          --            (27)
                                                                            -------         ------
                                                                             (3,045)        (1,457)
                                                                            -------         ------
                                                                            $   889         $2,773
                                                                            =======         ======

            The valuation allowance at December 31, 1997 and 1996 relates to certain losses from foreign operations incurred prior to 1996 which management believes the ultimate realization of the related tax benefits is not more likely than not at the present time. This allowance was increased $156 and $6 for 1997 and 1996, respectively, for losses of these foreign operations. Foreign losses totaling approximately $2,300 can be carried forward for periods ranging from five years to indefinitely. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $77. Domestic loss carryforwards total $4,071 and expire in 2009 through 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

14. RELATED PARTY TRANSACTIONS

     At December 31, 1997 and 1996, the Company had outstanding a note receivable totaling $724 from an officer, which is collateralized by 44,460 shares of the Company's common stock, bears interest at 10%, becomes a demand note on November 7, 2000 and, in any event, is payable in full by November 7, 2002.

     In connection with the acquisition of TreBay Medical Corporation in April 1996, a significant shareholder of the Company made loans to three officers to acquire the Company's stock. At December 31, 1996, the aggregate principal value of notes payable to the shareholder from the officers was $1,900. The notes are secured by a total of 172,173 shares of the Company's common stock, bear interest at 7% and become payable in full on April 16, 2001. The officers are obligated to apply 50% of the after-tax amount of any Company bonuses to unpaid interest and principal.

15.   LEASE COMMITMENTS

     The Company was committed under noncancelable operating leases with terms in excess of one year involving certain property and equipment. Rental expense on all rental agreements totaled $706, $790, and $417 for the years ended December 31, 1997, 1996 and 1995, respectively. In general, the Company has options to renew its leases for varying periods of time. Annual minimum rental commitments under these leases are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
                  1998........................................   $  602
                  1999........................................      204
                  2000........................................      158
                  2001........................................      127
                  2002 and thereafter.........................      124
                                                                 ------
                                                                 $1,215
                                                                 ======

16.   CONTINGENCIES

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

     The Internal Revenue Service is currently examining tax returns for years 1994 through 1996. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.   SEGMENT INFORMATION

     The Company's subsidiaries operate distribution facilities in a number of foreign countries. Currently, international subsidiaries are present in Canada, Australia, United Kingdom, France and Germany. These subsidiaries represent approximately 15% of 1997 total sales of the Company, with France representing the largest portion of this with 4% of total sales. Inter-area sales are not significant to the total sales of any one geographic area.

                                                           INFORMATION ABOUT THE COMPANY'S OPERATIONS
                                                                  IN DIFFERENT GEOGRAPHIC AREAS
                                                          --------------------------------------------
                                                                            INCOME
                                                                         (LOSS) FROM      IDENTIFIABLE
                                                           SALES          OPERATIONS         ASSETS
                                                          -------        -----------      ------------
          1997:
             United States                                $65,958          $10,124           $89,553
             International Operations                      11,282              (25)            6,174
                                                          -------          -------           -------
             Consolidated                                 $77,240          $10,099           $95,727
                                                          =======          =======           =======

          1996:
             United States                                $55,034          $   628           $88,788
             International Operations                      10,630             (922)            5,268
                                                          -------          -------           -------
             Consolidated                                 $65,664          $  (294)          $94,056
                                                          =======          =======           =======

          1995:
             United States                                $51,644          $ 2,801           $87,873
             International Operations                       8,221           (1,121)            5,250
                                                          -------          -------           -------
             Consolidated                                 $59,865          $ 1,680           $93,123
                                                          =======          =======           =======

     The Company had export sales of $12,200, $10,400 and $9,400 in 1997, 1996 and 1995, respectively, representing 16%, 16% and 15% of total sales, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.   PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

PRO FORMA STATEMENT OF OPERATIONS

     The following unaudited pro forma statement of operations for the year ended December 31, 1996 reflects the statement of operations of the Company for the periods presented as if TreBay was purchased on January 1, 1995. The pro forma statement of operations should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

                                                          YEAR ENDED    THREE MONTHS
                                                         DECEMBER 31,  ENDED MARCH 30,
                                                            1996           1996
                                                         ------------  ---------------
                                                            XOMED          TREBAY       ADJUSTMENTS      PROFORMA
                                                         ------------  ---------------  -----------      --------
Sales, net ......................................         $ 65,664          $ 279          $--           $ 65,943
Cost of sales ...................................           25,926            219           --             26,145
                                                          --------          -----          -----         --------
Gross profit ....................................           39,738             60           --             39,798

Operating Expenses:
     Selling, general and administrative ........           26,799            299           (154)(a)       26,944
     Research and development ...................            3,659            138            (66)(a)        3,731
     Amortization of intangibles ................            2,421           --             --              2,421
     Write-off of acquired research and
         development ............................            2,380           --             --              2,380
     Restructuring charges ......................            3,093           --             --              3,093
                                                          --------          -----          -----         --------
Total operating expenses ........................           38,352            437           (220)          38,569
                                                          --------          -----          -----         --------
Operating income (loss) from continuing
     operations .................................            1,386           (377)           220            1,229
                                                          --------          -----          -----         --------

Interest expense, net ...........................           (2,205)          --             --             (2,205)
Other income, net ...............................              525             54           --                579
                                                          --------          -----          -----         --------
Income (loss) before income tax expense
   (benefit) ....................................             (294)          (323)           220             (397)
Income tax expense (benefit) ....................              873           --              (27)(a)          846
                                                          --------          -----          -----         --------
Net income (loss) ...............................         $ (1,167)         $(323)         $ 247           (1,243)
                                                          ========          =====          =====
Preferred stock dividends .......................                                                           1,170
                                                                                                         --------
Net (loss) attributable to common shareholders..                                                         $ (2,413)
                                                                                                         ========
Pro forma net (loss) per share (b)..............                                                         $  (0.47)
                                                                                                         ========
Pro forma weighted average shares outstanding (b)                                                           5,105
                                                                                                         ========

----------
(a) Elimination of general and administrative expenses which are duplicative and will not be incurred subsequent to the purchase date, amortization of acquired developed research and development, non-cash compensation expense related to stock options granted, closing of the TreBay facility and calculation of income tax benefit on the TreBay loss after adjustments.
(b)  See Note 19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.   PRO FORMA NET INCOME PER SHARE

     Pro forma net income per share is computed based on the weighted average number of shares of common stock outstanding assuming conversion on January 1, 1995 of: 1) all Series A and B Convertible Preferred Stock outstanding as of December 31, 1995; 2) 390,000 shares of Series A Convertible Preferred Stock issued in the purchase of TreBay; 3) all stock options issued after December 31, 1995 which have been assumed to be outstanding as of January 1, 1995; and 4) the conversion of 60,225 shares of Series C Preferred Stock into 300,354 shares of Common Stock subsequent to the initial public offering, based upon the initial public offering price of $21.00 per share.