Form 10-Q
period 1998-03-28
XOMED SURGICAL PRODUCTS INC
filed 1998-05-12
CIK 1016181

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 1O-Q

(Mark One)
 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 28, 1998

                                       OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

                        COMMISSION FILE NUMBER 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      06-1393528
-------------------------------                      ---------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                           6743 SOUTHPOINT DRIVE N.,
                          JACKSONVILLE, FL 32216-0980
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 296-9600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


     Common stock, $.01 par value - 7,342,524 shares as of April 15, 1998

==============================================================================

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       PAGE
                                                                      NUMBER
PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
                 March 28, 1998 and December 31, 1997 .................   2

            Condensed Consolidated Statements Of Income
                 Three Months Ended March 28, 1998 and March 29, 1997 ..  3

            Condensed Consolidated Statements Of Cash Flows
                 Three Months Ended March 28, 1998 and March 29, 1997 ..  4
            Notes To Condensed Consolidated Financial Statements
                 March 28, 1998 .......................................   5
Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................   6


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings .........................................   9

Item 6.     Exhibits and Reports on Form 8-K ..........................   9

SIGNATURES ............................................................   10

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                      MARCH 28,   DECEMBER 31,
                                                        1998          1997
                                                     -----------  ------------
ASSETS                                               (unaudited)
Current assets:
   Cash and cash equivalents ......................    $  3,889     $  1,712
   Accounts receivable, less allowance ............      14,337       13,277
   Other receivables ..............................         520          620
   Inventories ....................................      16,498       16,238
   Prepaid expenses and other assets ..............         876        1,083
   Deferred income taxes ..........................       1,404        1,404
                                                       --------     --------
Total current assets ..............................      37,524       34,334

Notes receivable from officers ....................         826          724
Property, plant and equipment, net ................      15,433       15,403
Cost in excess of net assets acquired, net ........      41,901       42,399
Other assets ......................................       3,089        2,867
Deferred income taxes .............................        --           --
                                                       ========     ========
Total assets ......................................    $ 98,773     $ 95,727
                                                       ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................    $  4,774     $  3,493
   Accrued expenses ...............................       3,507        2,403
   Accrued payroll and commissions ................       1,507        2,332
                                                       --------     --------
Total current liabilities .........................       9,788        8,228

Deferred credits ..................................         710          990
Redeemable Preferred Stock -  -0- shares issued and
outstanding .......................................        --           --
Shareholders' equity :
   Common stock, voting, $.01 par value; 30,000,000
   shares authorized, 7,342,524 shares issued and
   outstanding ....................................          73           73
   Common stock, non-voting, $.01 par value;
   4,000,000 shares authorized,
   -0- shares issues and outstanding ..............        --           --
Retained deficit ..................................      (1,734)      (3,459)
Additional paid-in capital ........................      90,331       90,264
Cumulative translation adjustments ................        (142)         (88)
Unearned compensation .............................        (253)        (281)
                                                       --------     --------
Total shareholders' equity ........................      88,275       86,509
                                                       --------     --------
Total liabilities and shareholders' equity ........    $ 98,773     $ 95,727
                                                       ========     ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                       MARCH 28,       MARCH 29,
                                                         1998            1997
                                                     -------------    ---------
Sales, net......................................     $  20,682        $ 17,804
Cost of sales...................................         8,063           7,160
                                                     ---------        ---------

Gross margin....................................        12,619         10,644
Operating expenses:
   Selling, general and administrative..........         8,085          7,253
   Research and development.....................         1,170          1,006
   Amortization of intangibles..................           584            615
                                                     ---------        -------

Total operating expense.........................         9,839          8,874
                                                     ---------        -------

Operating income ...............................         2,780          1,770

Interest income (expense) net...................            30            (54)
Other income, net...............................            40             92
                                                     ---------        -------

Income before income tax expense................         2,850          1,808
Income tax expense..............................         1,125            721
                                                     ---------        -------

Net income......................................     $   1,725        $ 1,087
                                                     =========        =======

Per share:
Net income - basic .............................     $    0.23        $  0.15
                                                     =========        =======

Net income - diluted............................     $    0.23        $  0.15
                                                     =========        =======
Weighted average common shares outstanding  - basic      7,342          7,289
                                                     =========        =======

Weighted average common shares outstanding - diluted     7,632          7,438
                                                     =========        =======


            See notes to condensed consolidated financial statements

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                   MARCH 28,         MARCH 29,
                                                     1998              1997
                                                  ------------     -----------
OPERATING ACTIVITIES
Net cash provided by (used in ) operating
activities......................................    $ 2,769         $   (80)

INVESTING ACTIVITIES
Purchases of property and equipment.............      (659)            (448)
Proceeds from certificates of deposit...........        --              140
Purchase of other assets........................        --               --
                                                    ------          -------
Net cash used in investing activities...........      (659)            (308)

FINANCING ACTIVITIES
Proceeds from revolving line of credit..........        --            5,336
Payments on revolving line of credit............        --           (5,509)
Payments on capital lease obligation............        --              (21)
Exercise of stock options.......................        67              638
                                                   -------          -------
Net cash provided by financing activities.......        67              444
                                                   -------          -------

Net increase in cash and cash equivalents.......     2,177               56

Cash and cash equivalents at beginning of period     1,712              629
                                                   -------          -------
Cash and cash equivalents at end of period......   $ 3,889          $   685
                                                   =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Interest...................................   $    11          $    52
                                                   =======          =======
     Income taxes...............................   $   437          $    38
                                                   =======          =======

           See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

   NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1997, 1996, and 1995 of Xomed Surgical Products, Inc. (the Company) in the Company's 1997 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                      MARCH 28,    DECEMBER 31,
                                        1998          1997
                                      --------     ------------

             Raw Materials            $ 5,765        $ 5,818
             Work-In-Process            1,928          1,447
             Finished Products          8,805          8,973
                                      -------        -------
                                      $16,498        $16,238
                                      =======        =======


   NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of shares for purposes of the earnings per share calculation:

                                                      MARCH 28,   MARCH 29,
                                                        1998        1997
                                                      ---------   ---------
             Weighted average shares outstanding ..     7,342       7,289
             Net effect of dilutive stock options -
             based on the treasury stock method ...       290         149
                                                        -----       -----
             Totals ...............................     7,632       7,438
                                                        =====       =====


   NOTE D - COMPREHENSIVE INCOME

         The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The Standard requires companies to report another measure of operations called Comprehensive Income. This measure, in addition to "net income" includes as income or loss, the following items, which if present are included in the equity section of the Balance Sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The following table depicts comprehensive income.



                                  MARCH 28,          MARCH 29,
                                    1998               1997
                                 ----------         ----------
Net Income                        $1,725             $1,087
Foreign currency translation
adjustments                          (54)                --
                                 ----------         ----------
Comprehensive income              $1,671             $1,087
                                 ==========         ==========



ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH THE EAR, NOSE AND THROAT (ENT) SURGICAL PRODUCTS INDUSTRY AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

      SALES BY MARKET. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including lines of ophthalmic, orthopaedic and other products. The following table summarizes the Company's worldwide product line sales and sales by geographic area during the periods indicated.

                               THREE MONTHS ENDED
                            -------------------------
                            MARCH 28,       MARCH 29,
PRODUCT LINE                   1998           1997
------------                ---------      ---------
Sinus & Rhinology.......      $8,481         $6,270
Head & Neck.............       4,552          3,619
Otology.................       4,132          3,862
                            ---------      ---------
   Total Core ENT Business    17,165         13,751
Ophthalmic & Other......       3,517          4,053
                            ---------      ---------
   Total Company........     $20,682        $17,804
                            =========      =========


                               THREE MONTHS ENDED
                            ------------------------
                            MARCH 28,      MARCH 29,
GEOGRAPHIC                    1998           1997
----------                  ---------     ----------
Domestic ..................  $14,655       $12,311
International .............    6,027         5,493
                            ---------     ----------
   Total ..................  $20,682       $17,804
                            =========     ==========


      NET SALES. Net sales increased 16.2% to $20.7 million in the first three months of 1998 from $17.8 million in the comparable period in 1997. In the core business of sinus and rhinology, head and neck and otology, sales increased 24.8% over the prior comparable period. The increase in core business sales was primarily the result of sales generated from several new products introduced principally over the last 15 months, including within sinus and rhinology, the XPS tissue removal system and within head and neck, the NIM XL2 nerve monitoring system and the Company's Powerforma surgical drill system. Sinus and rhinology and head and neck sales were up 35.3% and 25.8%, respectively, in the first quarter of 1998 over the prior comparable period. Sales in the ophthalmic and other category decreased 13.2% primarily due to an approximate $500,000 decrease in sales of orthopaedic instruments in the first quarter of 1998 over the prior comparable period which included a large initial stocking order to an OEM distributor. Sales of these orthopaedic instruments are expected to resume during the second half of 1998. Domestic core sales increased 27.6% and international core sales increased 18.5% in the first three months of 1998 over the prior comparable period. Total international sales increased 10% for the quarter or 14% excluding the unfavorable effects of foreign currency comparisons. The Company experienced soft sales during the quarter in the Asia/Pacific region where sales were down 21% from the prior year's first quarter primarily due to adverse economic conditions. Strong product sales, however, were reported in several European countries including the U.K. and Germany where sales were up 45% and 70%, respectively, for the quarter. International sales represented 29.1% of total sales for the first three months of 1998 compared to 30.9% in the comparable period of 1997.

      COST OF SALES AND GROSS MARGIN. Cost of sales increased 12.6% to $8.1 million, or 39.0% of sales in the first three months of 1998 from $7.2 million, or 40.2% of sales in the first three months of 1997. The decrease in cost of goods sold as a percent of sales is primarily due to the decrease in sales of lower margin products, the orthopaedic instrument line, and partially to lower per unit cost due to manufacturing cost spread over a higher volume of production. Gross margin as a percent of sales increased to 61.0% in the first three months of 1998 from 59.8% in the prior comparable period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 11.5% or $832,000 in the first three months of 1998 from the comparable period in 1997. The increase in total selling, general and administrative expenses is primarily due to variable selling and marketing costs, which comprised approximately $700,000 of the increase, noted above. As a percent of sales selling, general and administrative expenses decreased to 39.1% of sales for the first three months of 1998 from 40.7% in the comparable period of 1997.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 16.3% to $1.2 million in the first three months of 1998 from $1.0 million in the comparable period of 1997, and increased slightly as a percent of sales to 5.7% from 5.6% during the same respective periods.

      INTEREST AND OTHER. Interest income (expense) in the first quarter of 1998 reflected income of $30,000 as compared to expense of $54,000 in the comparable quarter of 1997 due to having an average invested amount of approximately $3.0 million in the first quarter of 1998 as compared to borrowing levels of approximately $3.0 million in the first quarter of 1997. Other income was $40,000 for the first three months of 1998 compared to $92,000 for the comparable period of 1997. Prior year other income included income received from a third party related to a non-compete agreement violation.

      INCOME TAXES. The Company's effective tax rate was 39.5% for the first three months of 1998 and 40% for the prior comparable period.

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

      During the three months ended March 28, 1998, the Company generated cash of $2.8 million in operating activities as compared with a use of $80,000 from operating activities in the comparable period of 1997. In the first three months of 1998, cash generated from inventory, accounts receivable and accounts payable was approximately $100,000 compared to a use of $2.1 within these accounts in the comparable period of 1997. Increases in inventory and accounts receivable due to growth in sales were offset by increases in accounts payable and accrued expenses due to the timing of payments. The Company expects that in the future, the growth in these operating assets will outpace the growth in current liabilities and will create a demand on cash within these accounts.

      Cash used in investing activities was $0.7 million in the first three months of 1998 as compared to cash used in investing activities of $0.3 million in the prior comparable period. Capital expenditures were $659,000 and $448,000 in the first three months of 1997 and 1996, respectively. Cash used to purchase capital assets is expected to increase as the Company expects to spend in 1998 approximately $4.0 million on its headquarters expansion in Jacksonville, Florida coupled with normal recurring capital equipment requirements.

      Cash provided by financing activities was $67,000 in the first three months of 1998 as compared with $444,000 in the comparable period of 1997. These amounts relate principally to the exercise of stock options.

      Based on the Company's ability to generate cash flow from operations and with the availability of borrowing under its Amended and Restated Credit Agreement, which allows borrowings up to $25 million, the Company believes it will be able to finance its working capital and expansion needs for at least the next 24 months.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

    27   Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 28, 1998.

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


                                     XOMED SURGICAL PRODUCTS, INC.
                                        (Registrant)


Date   MAY 7, 1998                   /s/ JAMES T. TREACE
                                     -------------------
                                     James T. Treace, Chairman,
                                     President and Chief Executive
                                     Officer (duly authorized officer)


Date    MAY 7, 1998                  /s/ THOMAS E. TIMBIE
                                     --------------------
                                     Thomas E. Timbie, Vice
                                     President and Chief Financial
                                     Officer (principal financial officer)