Form 10-K405/A
period 1997-12-31
XOMED SURGICAL PRODUCTS INC
filed 1998-07-14
CIK 1016181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                       OR
[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                          Commission File No. 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    06-1393528
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

     6743 SOUTHPOINT DRIVE, NORTH
     JACKSONVILLE, FLORIDA                            32216-0980
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (904) 296-9600
                                                      --------------


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------
Not applicable                                    Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 27, 1998 was $106,565,215.

As of February 27, 1998 there were 7,342,274 shares of Common Stock $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1998 are incorporated by reference in Part III of this Form 10-K/A.

                                     PART I

ITEM 1. BUSINESS

   AS USED IN THIS ANNUAL REPORT ON FORM 10-K/A, REFERENCES TO THE "COMPANY" OR "XOMED" REFER TO XOMED SURGICAL PRODUCTS, INC. AND ITS DIRECT AND INDIRECT SUBSIDIARIES, UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES.

   THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" UNDER THIS ITEM AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

   Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat ("ENT") specialists and opthalmic surgeons. The Company's broad line of products includes, in its core ENT market, powered tissue-removal systems and other micro endoscopy instruments, implantable devices, nerve-monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. For the year ended December 31, 1997, approximately 80% of Xomed's revenues was derived from disposable and implantable products. The Company distributes its products on a worldwide basis through an 82-person direct-sales organization in the U.S. and selected other countries and through a network of over 130 independent distributors. Xomed is the only major manufacturer and marketer of ENT surgical products with a direct U.S. sales force exclusively serving ENT specialists. Approximately 30% of the Company's net sales were derived from international markets for the year ended December 31, 1997. With over 25 years of industry experience, Xomed believes that it has established a long-standing reputation for innovative, high-quality products and is uniquely positioned as the only major surgical products company focused on the ENT market.

   The ENT market is in the midst of a conversion from conventional surgical approaches to less-traumatic approaches that involve the use of advanced surgical tools, such as powered tissue-removal systems and small-diameter surgical endoscopes, thereby minimizing patient trauma and reducing procedure times. Xomed believes that the adoption of these less-traumatic techniques is being driven by several factors, including economic pressures and patient demand. Minimally invasive techniques have the potential to expand the number of ENT procedures that can be performed in lower-cost outpatient or day surgery settings. Patient demand is likely to increase due to the reduced morbidity and improved outcomes. Xomed believes that the conversion in the ENT market to less-traumatic approaches will be similar to recent conversions in the general surgery market to less-invasive techniques and in the orthopaedic surgery market to powered instrumentation systems.

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

    CHANGE IN DISTRIBUTION CHANNELS. On January 1, 1996 the Company effected two changes in its product distribution to focus the Company's resources on its core product lines of sinus and rhinology, head and neck and otology. The first involved changing from distributing its ophthalmic product line through its direct sales force to distributing this line through an independent dealer network. The Company effected this change to enable the Company's direct sales force to focus exclusively on ENT products. As a result of this change, the Company's net sales were approximately $2.1 million lower in 1996 than they would have been if the ophthalmic product line had continued to be distributed through the Company's direct sales force.

    The second change involved moving the distribution of the Company's Merocel fluid-control products from an independent dealer network to the Company's U.S. direct sales force. The Company effected this change so that its entire portfolio of ENT products could be distributed through a single distribution channel focused exclusively on ENT products. As a result of this change, the Company's net sales were approximately $1.2 million higher in 1996 than they would have been if the Merocel product line had continued to be distributed through independent dealers.

    ACQUISITION OF TREBAY. The Company's acquisition of TreBay Medical Corporation ("TreBay") in April 1996 has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996. The in-process research and development was valued based upon an independent valuation utilizing management's projections of cash flows and cost to achieve technological feasibility of the products. The products acquired from TreBay have either achieved technological feasibility or are no longer under development and, therefore, no additional costs are required to achieve technological feasibility.

    RESTRUCTURING CHARGES. During the second quarter of 1996, the Company's new management team initiated cost savings programs that resulted in reductions of 50 employees at the Company's three domestic locations. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters and 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility that was closed in December 1996. The restructuring eliminated redundant overhead at the sites, and the Company expects these actions to yield cost savings primarily in general and administrative expense. The Company incurred a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees. Most of the affected employees were terminated in the second quarter of 1996 with severance beginning at that time. The Company had completed its cost-saving programs as of December 31, 1997. See Footnote 7 of the Consolidated Financial Statements, which is included in this Annual Report on Form 10-K/A.

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

    OTHER RECENT EVENTS. In December 1996, the Company appointed Kobayashi Japan as its exclusive distributor of its full line of products within Japan. In February 1997, the Company introduced the XPS StraightShot micro resector system used in endoscopic sinus procedures. In July and August of 1997, the Company introduced a number of new procedure specific curved micro resector blades including the RAD 40 curved sinus blade, the RADenoid curved adenoid blade and the RAD airway laryngeal blade. In October 1997 the Company became the exclusive distributor of the Endius Navigator articulating instruments and micro resector blades for the ENT market and all areas of the orthopaedic market except spine. The Company also entered into a distribution agreement with Endius Corporation granting Endius exclusive distribution rights for the Company's XPS StraightShot micro resector system into the spine market. In December 1997 the Company introduced the XPS 2000 micro resector system which includes enhancements from the original XPS StraightShot(R) system.


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

    EASE OF MARKET CONVERSION. The Company believes that ENT surgeons are readily adopting new devices and instrumentation designed to meet the challenges of specific surgical procedures because of the advantages they offer over conventional instrumentation. The Company further believes that physicians require minimal additional training (usually two to three days) to use these instruments. In addition to its functional advantages, powered instrumentation should, in the Company's view, be attractive to ENT surgeons because it requires only a relatively modest (approximately $10,000) capital investment.

STRATEGY

    The Company's objective is to enhance its leading position in the ENT market and to enter new markets. The Company's strategy for achieving this objective is outlined below.

    INCREASE ITS PENETRATION OF THE ENT MARKET. The Company believes that, as the only major provider of surgical products with a direct sales force exclusively serving the ENT surgeon, it is well positioned to participate in any growth in the ENT surgical market. The Company intends to continue to develop and maintain close relationships with ENT specialists from whom it has gained significant brand recognition and loyalty. The Company believes that it presently sells products to substantially all the ENT specialists in the U.S. Accordingly, the Company believes that a significant opportunity exists to leverage these relationships with new and existing products and increase penetration of its existing customer base.

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

    LEVERAGE ITS CORE COMPETENCIES TO ENTER NEW MARKETS. The Company intends to enter new medical and surgical products markets through acquisition and new product development. The Company believes that it can leverage its core competencies, including the ability to rapidly develop innovative new products, expertise in commercializing clinical knowledge, relationships with physician opinion leaders, and managerial expertise beyond the ENT market, to enter new markets on a selective basis. Potential areas for new market entry and expansion include orthopaedics, plastic and reconstructive surgery, and ophthalmology.

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

    Uvulopharyngoplasty is a procedure in which the uvula and the soft palate are surgically reduced in the throat to reduce snoring and breathing interruptions (sleep apnea). The use of electrocautery devices or lasers to perform this procedure is associated with swelling and pain.

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

    POWERED TISSUE-REMOVAL INSTRUMENTATION SYSTEMS. To date, the most significant product innovation facilitating the conversion of sinus procedures to less-traumatic techniques has come from the introduction of powered instrumentation designed for ENT procedures. In 1995, the Company introduced the first powered micro resector product designed exclusively for use in ENT procedures. These products cut soft tissue and bone through a unique oscillating blade design powered by a small, lightweight, surgical handpiece. In the first quarter of 1997, the Company introduced its XPS powered tissue-removal system and then in the Fourth Quarter of 1997, the Company introduced the enhanced XPS 2000 StraightShot(R) system. This new ENT specific system, which employs straight and curved disposable blades and burrs, offers the ENT surgeon significantly increased power with limited blade clogging. The XPS system accounted for 54% of Xomed's domestic core business sales growth and the Company had over 800 units in place worldwide at the end of 1997. It is estimated that each unit in the U.S. currently generates an average of approximately $10,000 in annual disposable blade revenues.

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

    POWERED DRILL SYSTEMS. Precision, high-powered drilling is required in head and neck surgery to access tumors or tissue behind bone structures. The Company manufactures and markets a line of electric and air powered drilling systems for such procedures, including the Powerforma electric drill system introduced in the fourth quarter of 1996, which consists of a power console, surgical handpiece and disposable and reusable cutting burs. This new system provides the ENT surgeon with significantly increased cutting speed and precision that will reduce the time necessary to complete these head and neck surgical procedures.

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

SUPPLIERS

    Although most of the purchased components utilized by the Company in manufacturing are available from more than one vendor, certain materials, including TPE-based materials and certain fluoropolymers used in its ventilation tubes, are only supplied by a single vendor. Daikin America, Inc. supplies the Company with the TPE-based materials and is not obligated to supply the materials to the Company for any fixed period of time. Although it is not presently the case, if the supply of materials from such a single source vendor were interrupted in the future, replacement or alternative sources may not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would be required to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims.


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


GOVERNMENT REGULATION

    FDA. The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as manufacturing, labeling, promotion and recordkeeping procedures for such devices. For purposes of these regulations, the Company's products are generally treated as medical "devices." In order for the Company to market its products in the U.S., the Company must obtain marketing clearance from the FDA through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as PMA. The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time-consuming. There can be no assurance that such clearance will be granted for the Company's products that are under development or future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

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

    HEALTH CARE "FRAUD AND ABUSE." The Company is subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal Health Care Programs, such as Medicare and Medicaid. The Company has never been challenged by a governmental authority under these laws and believes that, based on this history, its operations are in material compliance with such laws. However, because of the broad scope of some of these laws, there can be no assurance that one or more of the Company's practices would not be challenged by governmental authorities under certain of these laws, that the Company would not be required to alter its practices as a result, or that the occurrence of one or more of these events would not result in material adverse effect on the Company's business, financial condition and results of operations.

    The Federal Health Care Programs Anti-Kickback Statute (section 1128B(b) of the Social Security Act) prohibits persons or entities from, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind in return for or to induce (a) the referral of an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a Federal Health Care Program or a state health care program, such as Medicare and Medicaid, or (b) the purchasing, leasing, ordering, or arranging for (or recommending purchasing, leasing, or ordering of) any good, facility, service, or item, for which payment may be made in whole or in part under a Federal Health Care Program or a state health care program. The statute is broad in scope and has been interpreted by federal courts and administrative tribunals to apply if even "one purpose" (as opposed to the primary or sole purpose) of an arrangement is to induce the referral of business. The statute contains certain exceptions, and federal regulations have created certain "safe harbors," which identify specific payment practices that might otherwise fall within the broad language of the statutory prohibition, but that are not considered unlawful remuneration under the statute. Each safe harbor contains a number of requirements that must be met in order for the safe harbor to apply. Payment practices that do not satisfy all of the requirements of an applicable safe harbor do not necessarily violate the Federal Health Care Programs Anti-Kickback Statute, although such practices may be subject to scrutiny by enforcement officials. Several states also have anti-kickback laws that vary in scope and may apply regardless of whether a Federal Health Care Program is involved.

    The Company has various financial relationships with customers, including ENT specialists and hospitals, which may implicate federal and state anti-kickback laws. For example, the Company may offer certain customers various types of discounts on the purchase of its products. The Company believes that such discount arrangements are in material compliance with the applicable discounts statutory exception and regulatory safe harbor, however there can be no assurance in this regard. The Company also has entered into royalty and consulting agreements with ENT specialists who may purchase, or recommend the purchase of, the Company's products. Some of these arrangements may not satisfy all elements of the federal safe harbor for personal service arrangements, and thus they could be subject to scrutiny and challenge under federal or state anti-kickback laws. A finding that the Company" practices violate these laws, or even a challenge to the Company's practices in these areas, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also is subject to federal and state laws prohibiting individuals or entities from knowingly and willfully presenting, or causing to be presented, false reimbursement claims to third-party payors (including Medicare and Medicaid). Although the Company does not submit reimbursement claims to third party payors, it may provide advise to customers on billing and coding for the Company's products. Although the Company endeavors to ensure that any advise provided with respect to billing coding complies with applicable laws, if such advise leads to the submission of a false claim by a customer, the Company could face liability under one or more of these laws for causing the false claim to be submitted. The Company has never been challenged under any false claims laws with respect to billing and coding advice it has provided to customers, however a finding that its practices violate these laws, or even a challenge to its practices in this area, could have a material adverse effect on its business, financial condition and results of operations.

    OTHER LEGISLATION. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

    For countries in the EU, in January 1995, CE mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. All of the Company's products marketed in the countries comprising the trading members of the EU have been CE marked. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. The Company successfully obtained certification under the ISO 9001 standards in November 1995. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, the Company must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of Sections 801(e) and/or 802 of the United States Food, Drug and Cosmetic Act.


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



RISK FACTORS

    THE FOLLOWING FACTORS ARE AMONG THOSE THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE
FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K/A.

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

    POSSIBLE ADVERSE EFFECTS OF SIGNIFICANT COMPETITION. The Company encounters significant competition in all markets in which it participates. Many of the Company's competitors and potential competitors have substantially greater resources, including capital, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well-established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals, which may act as a barrier to market entry. Other large health care companies may enter the market for the Company's products in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed and marketed by the Company, and such companies also may be more successful than the Company in production and marketing. Competing companies may also exert competitive pricing pressures that may adversely affect the Company's sales levels and margins. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to continue to compete successfully with existing competitors or will be able to compete successfully with new competitors. See "Business--Competition."

    DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company's success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals or of other key personnel could have a material adverse effect on the Company. The Company does not maintain key man life insurance on any of its employees that provide for the payment of proceeds to the Company. Although the Company has entered into employment agreements with James T. Treace, its President, Chief Executive Officer and Chairman, F. Barry Bays, its Senior Vice President, Operations and Chief Operating Officer, and certain other executive officers that include non-competition covenants, there can be no assurance that any of these individuals or any other key employee will not terminate his or her employment with the Company. The Company believes that its success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial, operational, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires. See "Business--Employees."

    RISKS ASSOCIATED WITH NEWLY ESTABLISHED INTERNATIONAL SALES OPERATIONS; CURRENCY EXCHANGE RISKS. Within the past three years, the Company has established direct sales operations in five countries. The failure of these new direct sales operations to develop successfully may have a material adverse effect on the Company's business, financial condition or results of operations. International sales (including export sales) accounted for approximately 30% of the Company's net sales in fiscal 1997 and 32% of net sales in 1996, and the Company expects that international sales will continue to be a significant portion of the Company's business. Fluctuations in currency exchange rates, as well as increases in duty rates, and difficulties in obtaining export licenses may affect the Company's international business. The Company's establishment of direct international sales operations further increases its exposure to fluctuations in currency exchange rates, which may adversely affect reported sales and earnings, because the sales of these operations are denominated in local currency and not in U.S. dollars. Although the Company in 1997 began hedging its intercompany foreign currency receivables to protect against uncertainty in the level of future exchange rates, there can be no assurance that such hedging will succeed in protecting against such uncertainty. International sales in emerging economies are also subject to potential political and economic instability, regional conflicts, unexpected changes in regulatory requirements, longer payment cycles, greater difficulty in receivable collection, potentially adverse tax consequences and trade restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    A portion of the Company's revenue is dependent upon sales of its products outside the U.S. Foreign regulatory bodies have established carrying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. After June 1998, medical devices may not be sold in European Union ("EU") countries unless they display the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products, the Company must obtain and maintain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. All of the Company's products marketed in the countries comprising the trading members of the EU have been CE marked. There can be no assurance that the Company will be able to obtain CE mark certification for its products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations. See "--Government Regulation."

    The Company also is subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to knowingly and willfully offer, pay, solicit or receive any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind in return for or to induce (a) the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or (b) the purchasing, leasing, ordering, or arranging for (or recommending purchasing, leasing, or ordering of) any good, facility, service, or item. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment that contain false or fraudulent information. Violations of these laws are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in Federal Health Care Programs, including Medicare and Medicaid. The Company has never been challenged by a governmental authority under these laws and believes that, based on this history, its operations are in material compliance with such laws. However, because of the broad scope of some of these laws, there can be no assurance that one or more of the Company's practices would not be challenged by governmental authorities under certain of these laws, that the Company would not be required to alter its practices as a result, or that the occurrence of one or more of these events would not result in material adverse effect on the Company's business, financial condition and results of operations. See "Government Regulation--Health Care Fraud and Abuse."

    UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to develop patentable products, obtain patent protection for its products both in the U.S. and in other countries and enforce its patents. The Company's competitive position and business operations do not materially depend on any expired patents or patents expiring in the near future However, the patent positions of medical device companies are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The enforceability of patents issued with respect to biomedical products can be highly uncertain. Federal court decisions establishing legal standards for determining the validity and scope of patents are in transition. There can be no assurance that the historical legal standard surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock began trading on the NASDAQ National Market on October 11, 1996 at $21 per share.

    The following shows the high and low market prices for each quarter since October 11, 1996:


             First         Second          Third          Fourth
             -----         ------          -----          ------
Market
Price    1997    1996   1997    1996    1997    1996   1997    1996
-------  ------  ----- -------  ------  ------  ----- ------- -------
High     $20      --   $20-1/8   --     $24-5/8  --   $24     $27-1/4
Low      $11-3/4  --   $15-1/4   --     $18-5/8  --   $19-3/4 $18

    The total number of holders of record of Common Stock as of February 27, 1998 was approximately 65. The Company's Common Stock closed at $28.25 on that date.

    The Company historically has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the consolidated financial statements of the Company for each of the five years ended December 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K/A.

                                                 1997      1996        1995       1994(1)      1993
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

FINANCIAL RESULTS
Sales, net ................................   $ 77,240   $ 65,664    $ 59,865    $ 42,475    $ 10,071
Cost of sales .............................     30,475     25,926      22,256      15,350       2,876
Amortization of acquisition costs
  allocated to inventory ..................       --         --           919       3,883        --
                                              --------   --------    --------    --------    --------
Gross profit ..............................     46,765     39,738      36,690      23,242       7,195

OPERATING EXPENSES
  Selling, general and
  administrative ..........................     30,334     26,799      27,077      19,126       6,074
  Research and development ................      4,088      3,659       2,405       1,958         311
  Amortization of intangibles (2) .........      2,374      2,421       2,579       2,652         394
  Write-off of acquired research
  and development (3) .....................       --        2,380        --          --          --
  Restructuring charges (4) ...............       --        3,093        --          --          --
                                              --------   --------    --------    --------    --------
Total operating expenses ..................     36,796     38,352      32,061      23,736       6,779
                                              --------   --------    --------    --------    --------
Operating income (loss) from ..............      9,969      1,386       4,629        (494)        416
  continuing operations
Interest expense, net .....................       (104)    (2,205)     (3,063)     (2,148)       (102)
Other income, net .........................        234        525         114         313          26
                                              --------   --------    --------    --------    --------
Income (loss) from continuing
  operations before income tax
  expense (benefit) .......................     10,099       (294)      1,680      (2,329)        340
Income tax expense (benefit) ..............      3,969        873       1,355        (774)        121
                                              --------   --------    --------    --------    --------
Income (loss)from continuing
  operations ..............................    $ 6,130    $(1,167)    $   325     $(1,555)    $   219
                                              ========   ========    ========    ========    ========

PER SHARE(5)
Income (loss) from continuing
  operations available to common
  shareholders - basic ....................    $  0.84    $ 1.14      $ (3.35)    $ (5.20)    $  0.75
                                              ========   ========    ========    ========    ========
Income (loss) from continuing
  operations available to common
  shareholders - diluted ..................    $  0.82    $ (0.22)    $ (3.53)    $ (5.20)    $  0.75
                                              ========   ========    ========    ========    ========
Weighted average common shares
  outstanding - basic .....................      7,323      2,755       1,009         818         291
                                              ========   ========    ========    ========    ========
Weighted average common shares
  outstanding- diluted ....................      7,512      5,201       1,009         818         291
                                              ========   ========    ========    ========    ========

FINANCIAL CONDITION
Working capital ...........................   $ 26,106   $ 18,460    $ 12,234    $ 12,744    $  3,126
Cost in excess of net assets
acquired, net .............................     42,399     44,389      46,381      54,300        --
Total assets ..............................     95,727     94,056      93,123      95,720       9,484
Long-term debt including redeemable
preferred stock ...........................       --        3,563      90,488      89,985      11,308
Total shareholders' equity (deficit)            86,509     79,567     (13,058)     (7,336)     (3,091)

--------
(1) The statement of operations data includes the results of operations of Xomed-Treace since the date of its acquisition by the Company in April 1994.
(2) Amortization of intangibles included in total operating expenses includes amortization of foreign distribution rights of $162,000 and $838,000, respectively, for the years ended December 31, 1995 and 1994, respectively.
(3) Research and development acquired in the purchase of TreBay Medical. See Footnote No.1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.
(4) Restructuring charge related to combination of certain operations and termination of employees. See Footnote No.7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.
(5) Per share earnings - basic for 1994 and 1995 was reduced by accreted preferred stock dividends of $3.30 and $3.85 per share and increased in 1996 by $1.56 per share related to dividend forgiveness. Per share earnings
     - diluted was affected similarly in 1994 and 1995, but not affected in 1996 due to the diluted effect of the preferred shares using the if converted method of calculating per share earnings when preferred stock is outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS--RISK FACTORS" AND BELOW.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET SALES. Net sales increased 17.6% to $77.2 million in 1997 from $65.7 million in 1996. On a sequential quarter basis, the Company generated overall sales growth of 9.2% in the first quarter of 1997, 15.4% in the second quarter, 17.7% in the third quarter and 27.9% in the fourth quarter when compared to the prior year's comparable quarters. The improvement in sales growth in each successive quarter of 1997 relates principally to accelerating growth in Sinus and Rhinology as a result of the Company's introduction of its XPS StraightShot(R) system used in endoscopic sinus procedures and an overall improvement in the Company's international business in the third and fourth quarters due to recent new product introductions and improving availability of funding in certain international healthcare systems in which the Company competes. In the core businesses of sinus and rhinology, head and neck and otology, sales increased 17.2% in 1997 over 1996, which resulted in these product lines representing 79.2% of the Company's revenue in 1997 as compared to 79.5% in 1996. Total domestic sales increased 20.5% in 1997 compared with 1996, and international sales increased 11.5% in 1997 compared with 1996. Excluding the unfavorable effects of foreign currency comparisons, (due to the fact that the foreign currencies were weaker against the U.S. dollar in 1997 than in 1996) international sales were up 15% from 1996.

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

    INTEREST AND OTHER. Interest expense, decreased 88.3% to $280,000 for 1997 from $2.4 million in 1996 due to lower average debt levels during the current period. Other income, net was $234,000 for 1997 compared to $525,000 in 1996. This decrease of $291,000 related principally to the expiration of a royalty agreement in late 1996.

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

    For a discussion of the Company's foreign currency exchange rate risk and the use of foreign currency forward exchange contracts to mitigate such exposure, see Notes to Consolidated Financial Statements--Note 6.

    The Company entered into an Amended and Restated Credit Agreement with the bank in May, 1997 under which it may borrow up to $25 million to be used for working capital needs and potential acquisition. See Footnote No. 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

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

                                  YEARS ENDED DECEMBER 31,
                                ---------------------------
                                  1997      1996      1995
                                -------   -------   -------
                                     (IN THOUSANDS)
SALES:
  Sinus and Rhinology........   $28,848   $22,247   $17,038
  Head and Neck .............    17,847    16,114    14,187
  Otology ...................    14,465    13,841    12,406
                                -------   -------   -------
   Total Core Business.......    61,160    52,202    43,631
  Ophthalmic and Other.......    16,080    13,462    16,234
                                -------   -------   -------
   Total ....................   $77,240   $65,664   $59,865
                                =======   =======   =======


                                     YEARS ENDED DECEMBER 31,
                                    -------------------------
                                      1997    1996     1995
                                     ------  ------  ------
PERCENTAGE OF TOTAL SALES:
  Sinus and Rhinology...............  37.4%   33.9%    28.5%
  Head and Neck.....................  23.1    24.5     23.7
  Otology...........................  18.7    21.1     20.7
                                      ----  ------   ------
     Total Core Business............  79.2    79.5     72.9
  Ophthalmic and Other..............  20.8    20.5     27.1
                                      ----  ------   ------
    Total........................... 100.0%  100.0%   100.0%
                                     =====   =====    =====

  SALES BY GEOGRAPHIC MARKET

    The Company distributes its products on a worldwide basis through an 82-person direct sales force in the U.S. and selected other countries and through a network of over 130 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis.

    Approximately 30.0%, 32.0% and 29.4% of the Company's net sales in 1997, 1996 and 1995, respectively, were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through over 100 independent international distributors, many of whom distribute the Company's products exclusively. The portion of sales made outside the U.S. in 1997 was lower than 1996 primarily due to international markets only having six months of sales from the Company's new XPS system compared with the twelve months in the U.S. due to a later international introduction date as well as the unfavorable effects of foreign currency rate comparisons in international markets in 1997 (due to the fact that the foreign currencies were weaker against the U.S. dollar in 1997 than in 1996). The following table summarizes the Company's U.S. and international sales for the periods indicated:

                                         YEARS ENDED
                                         DECEMBER 31,
                                   ------------------------
                                    1997     1996    1995
                                   ------   ------  ------
                                        (IN THOUSANDS)
SALES:
  U.S............................ $53,798  $44,647  $42,249
  International..................  23,442   21,017   17,616
                                  -------  -------  -------
       Total .................... $77,240  $65,664  $59,865
                                  =======  =======  =======

PERCENTAGE OF TOTAL:
    U.S..........................    69.7%    68.0%   70.6%
    International................
                                     30.3     32.0    29.4
                                    -----    -----   -----
       Total.....................
                                    100.0%   100.0%  100.0%
                                    =====    =====   =====

    For additional information concerning the Company's sales by geographic market, see Notes to Consolidated Financial Statements--Note 17.


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

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                     1997       1996      1995
                                                   -------    -------   -------
SALES:
    Equipment and Instrumentation Products ....    $15,768    $10,178   $ 9,396
    Disposable and Implantable Products .......     61,472     55,486    50,469
                                                   -------    -------   -------
       Total ..................................    $77,240    $65,664   $59,865
                                                   =======    =======   =======

PERCENTAGE OF TOTAL SALES:
    Equipment and Instrumentation Products ....       20.4%      15.5%     15.7%
    Disposable and Implantable Products .......       79.6       84.5      84.3
                                                    ------    -------    ------
       Total ..................................      100.0%    100.0%     100.0%
                                                    ======    ======     ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements begin on page F-1 in this Annual Report on Form 10-K/A.

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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. FINANCIAL STATEMENTS

             The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

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

                    Bank of Boston Connecticut, as agent, and the Banks named
                    therein. Incorporated by reference from the Company's Form
                    10-Q dated June 28, 1997.
21                  Subsidiaries
23.2                Consent of Ernst & Young LLP
27                  Financial Data Schedule - 1997
27.1                Financial Data Schedule - 1996
27.2                Financial Data Schedule - 1995

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

     (b)  REPORTS ON FORM 8-K
        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 9, 1998.

                             XOMED SURGICAL PRODUCTS, INC.

                             By /s/ JAMES T. TREACE
                             --------------------------------------
                             James T. Treace
                             President, Chief Executive Officer and
                             Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                  TITLE                     DATE

                                  President, Chief Executive
                                  Officer and Chairman of the     July 9, 1998
/s/  JAMES T. TREACE              Board (Principal Executive
----------------------------             Officer)
James T. Treace

                                  Vice President and Chief
                                  Financial Officer (Principal    July 9, 1998
/s/  THOMAS E. TIMBIE             Financial and Accounting
----------------------------             Officer)
Thomas E. Timbie


/s/  RICHARD B. EMMITT                   Director                 July 9, 1998
----------------------------
Richard B. Emmitt


/s/  WILLIAM R. MILLER                   Director                 July 9, 1998
----------------------------
William R. Miller


/s/  RODMAN W. MOORHEAD, III             Director                 July 9, 1998
----------------------------
Rodman W. Moorhead, III


/s/  JAMES E. THOMAS                     Director                 July 9, 1998
----------------------------
James E. Thomas


/s/  ELIZABETH H. WEATHERMAN             Director                 July 9, 1998
----------------------------
Elizabeth H. Weatherman

                          INDEX TO FINANCIAL STATEMENTS

                                                                   REFERENCE
                                                                  ------------
                                                                  FORM 10-K/A
                                                                  PAGE NUMBER
                                                                  ------------

Report of Independent Auditors                                        F-2

Consolidated Balance Sheets at December 31, 1997                      F-3
  and 1996

Consolidated Statements of Operations for each
  of the three years in the period ended                              F-4
  December 31, 1997

Consolidated Statements of Changes in
  Shareholders' Equity for each of the three                          F-5
  years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each
  of the three years in the period ended                              F-6
  December 31, 1997

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


                                                    ERNST & YOUNG LLP



February 16, 1998
Jacksonville, Florida

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 DECEMBER 31,
                                                            -------------------
                                                              1997         1996
                                                            -------      -------

ASSETS
Current assets:
  Cash and cash equivalents ..........................      $ 1,712      $   629
  Accounts receivable, less allowance for
    doubtful accounts of $735 and $400 at
    December 31, 1997 and 1996, respectively .........       13,277        9,935
  Other receivables ..................................          620        1,056
  Inventories ........................................       16,238       14,675
  Prepaid and other assets ...........................        1,083        1,070
  Deferred income taxes ..............................        1,404        1,721
                                                            -------      -------
Total current assets .................................       34,334       29,086

Notes receivable from officers .......................          724          724
Property, plant and equipment net ....................       15,403       15,377
Cost in excess of net assets acquired, net ...........       42,399       44,389
Other assets .........................................        2,867        3,444
Deferred income taxes ................................         --          1,036
                                                            -------      -------
Total assets .........................................      $95,727      $94,056
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable .................................     $  3,493      $  4,370
  Accrued expenses .................................        2,403         3,287
  Accrued payroll and commissions ..................        2,332         1,726
  Accrued restructuring costs ......................         --           1,155
  Current portion long-term debt and capital
lease obligations ..................................         --              88
                                                         --------      --------
Total current liabilities ..........................        8,228        10,626

Deferred credits ...................................          990           300
Long-term debt and capital lease obligations, ......         --           3,563
less current portion ...............................
Redeemable preferred stock:
  Several Series; $1.00 par value, 6,300,000
    shares authorized, -0- shares issued
    and outstanding ................................         --            --
Shareholders' equity:
  Common stock:
    Common Stock, voting, $.01 par value;
      30,000,000 shares authorized,
      7,335,649 sharesissued and outstanding .......           73            73
    Common Stock, non-voting, $.01 par value;
      4,000,000 shares authorized, -0- shares
      issued and outstanding .......................         --            --
  Accumulated deficit ..............................       (3,459)       (9,589)
  Additional paid-in capital .......................       90,264        89,475
  Cumulative translation adjustments ...............          (88)         --
  Deferred stock compensation ......................         (281)         (392)
                                                         --------      --------
Total shareholders' equity .........................       86,509        79,567
                                                         --------      --------
Total liabilities and shareholders' equity .........     $ 95,727      $ 94,056
                                                         ========      ========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1997        1996        1995
                                                  --------    --------    --------
Sales, net ....................................   $ 77,240    $ 65,664    $ 59,865
Cost of sales .................................     30,475      25,926      23,175
                                                  --------    --------    --------
Gross profit ..................................     46,765      39,738      36,690
Operating expenses:
    Selling, general and administrative .......     30,334      26,799      27,077
    Research and development ..................      4,088       3,659       2,405
    Amortization of intangibles ...............      2,374       2,421       2,579
    Write-off of acquired research and
      development .............................       --         2,380        --
    Restructuring charges .....................       --         3,093        --
                                                  --------    --------    --------
Total operating expenses ......................     36,796      38,352      32,061
                                                  --------    --------    --------
Operating income from continuing operations ...      9,969       1,386       4,629

Interest income ...............................        176         194          55
Interest expense ..............................       (280)     (2,399)     (3,118)
Other income, net .............................        234         525         114
                                                  --------    --------    --------
Income (loss) from continuing operations
   before income tax expense ..................     10,099        (294)      1,680
Income tax expense ............................      3,969         873       1,355
                                                  --------    --------    --------
Income (loss) from continuing operations ......      6,130      (1,167)        325
Discontinued operations:
    Income from operations of discontinued
      surgical drapes segment (less
      applicable income tax expense
      of $203 for the period ended December 31,
      1995) ...................................       --          --           306
    Loss on disposal of surgical drapes segment
      (less applicable income tax benefit
      of $1,386) ..............................       --          --        (2,485)
                                                  ========    ========    ========
Net income (loss) .............................   $  6,130    $ (1,167)   $ (1,854)
                                                  ========    ========    ========
Per share :
    Income (loss) from continuing operations
      available to common shareholders ........   $   0.84    $   1.14    $  (3.53)
                                                  ========    ========    ========
    Net income (loss) available to common .....   $   0.84    $   1.14    $  (5.69)
      shareholders                                ========    ========    ========
    Income (loss) from continuing operations
      available to common shareholders
      - diluted ...............................   $   0.82    $  (0.22)   $  (3.53)
                                                  ========    ========    ========
    Net income (loss) available to common
     shareholders - diluted ...................   $   0.82    $  (0.22)   $  (5.69)
                                                  ========    ========    ========

Weighted average common shares outstanding ....      7,323       2,755       1,009
                                                  ========    ========    ========
Weighted average common shares outstanding - ..      7,512       5,201       1,009
  diluted .....................................   ========     =======    =========

                             See accompanying notes.



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                           NON-VOTING COMMON
                                                                      COMMON STOCK               STOCK
                                                                   -------------------    ----------------------     ACCUMULATED
                                                                    SHARES      AMOUNT     SHARES       AMOUNT         DEFICIT
                                                                   --------    -------    -------      ---------     -----------
Balance at December 31, 1994 ...............................        573,120     $ 6       426,777      $       4      $(6,997)

Net loss ...................................................           --        --          --             --         (1,854)
Stock options exercised ....................................         19,000      --          --             --           --
Accretion of cumulative preferred stock dividends ..........           --        --          --             --         (3,868)
Balance at December 31, 1995 ...............................        -------     ---       -------       --------       -------
                                                                    592,120       6       426,777              4       (12,719)
Net loss
Accretion of cumulative preferred stock dividends ..........           --        --          --             --         (1,167)
Forgiveness of cumulative preferred stock dividends ........           --        --          --             --         (3,262)
Stock options exercised ....................................           --        --          --             --          7,559
Shareholders stock returned ................................        104,600       1          --             --           --
Acquisition of minority interest in subsidiary .............           --        --          --             --           --
Stock compensation, net of tax .............................          8,000      --          --             --           --
Proceeds from initial public stock offering ................           --        --          --             --           --
Conversion of preferred stock to common stock ..............      2,875,000      29          --             --           --
Conversion of non-voting common stock to voting common stock      3,255,052      33          --             --           --
Balance at December 31, 1996 ...............................        426,777       4      (426,777)            (4)        --
                                                                 ----------     ---     ---------      ---------      -------
                                                                  7,261,549      73          --             --         (9,589)

Net income .................................................           --        --          --             --          6,130
Stock options exercised.....................................         74,100      --          --             --           --
Net tax benefits from stock options ........................           --        --          --             --           --
Amortization of unearned compensation ......................           --        --          --             --           --
Translation adjustments ....................................           --        --          --             --           --
                                                                 ----------     ---     ---------      ---------      -------
Balance at December 31, 1997 ...............................      7,335,649     $73          --        $    --        $(3,459)
                                                                 ==========     ===     =========      =========      =======



(RESTUBBED FROM PREVIOUS TABLE)

                                                                  SHAREHOLDER'S    ADDITIONAL                 CUMULATIVE
                                                                      NOTE         PAID-IN       UNEARNED     TRANSLATION
                                                                   RECEIVABLE      CAPITAL     COMPENSATION   ADJUSTMENTS    TOTAL
                                                                  -------------    ----------  ------------   ------------   -----

Balance at December 31, 1994 ...............................       $   (349)       $   --         $ --          $   --     $ (7,336)

Net loss ...................................................           --              --           --              --       (1,854)
Stock options exercised ....................................           --                22         --              --           22
Accretion of cumulative preferred stock dividends ..........           --               (22)        --              --       (3,890)
Balance at December 31, 1995 ...............................       --------        --------       -----          ------    --------
                                                                       (349)           --           --                      (13,058)
Net loss
Accretion of cumulative preferred stock dividends ..........           --              --           --              --       (1,167)
Forgiveness of cumulative preferred stock dividends ........           --              --           --              --       (3,262)
Stock options exercised ....................................           --              --           --              --        7,559
Shareholders stock returned ................................           --               188         --              --          189
Acquisition of minority interest in subsidiary .............            162            --           --              --          162
Stock compensation, net of tax .............................           --               180         --              --          180
Proceeds from initial public stock offering ................           --               596         (392)           --          204
Conversion of preferred stock to common stock ..............           --            53,976         --              --       54,005
Conversion of non-voting common stock to voting common stock            187          34,535         --              --       34,755
Balance at December 31, 1996 ...............................           --              --           --              --         --
                                                                   --------        --------        -----        --------   --------
                                                                       --            89,475         (392)           --       79,567

Net income .................................................           --              --           --              --        6,130
Stock options exercised.....................................           --               655         --              --          655
Net tax benefits from stock options ........................           --               134         --              --          134
Amortization of unearned compensation ......................           --              --            111            --          111
Translation adjustments ....................................           --              --           --               (88)       (88)
                                                                   --------        --------        -----        --------   --------
Balance at December 31, 1997 ...............................       $   --          $ 90,264        $(281)       $    (88)  $ 86,509
                                                                   ========        ========        =====        ========   ========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31
                                                         ---------------------------------
                                                            1997        1996        1995
                                                          --------    --------    --------
OPERATING ACTIVITIES
Net income (loss) .....................................   $  6,130    $ (1,167)   $ (1,854)
Adjustments to reconcile net income (loss) to net
cash provided by
  Operating activities:
   Depreciation .......................................      2,340       2,285       2,038
   Amortization .......................................      2,776       2,564       2,702
   Loss on disposal of property and equipment .........         60         301       4,963
   Translation adjustments ............................        288          41         (67)
   Write-off of acquired research and development .....       --         2,380        --
   Changes in operating assets and liabilities net
     of effects of purchased business(Increase)
     decrease in accounts and other receivables, net ..     (3,282)      2,456      (3,161)
      (Increase) decrease in inventories, net .........     (1,563)     (2,530)        535
      Decrease (increase) in deferred income taxes ....      2,002         266        (494)
      Increase (decrease) in other assets .............       (251)       (141)        130
      Increase (decrease) in accounts payable and
        accrued expenses ..............................       (980)     (1,099)      2,510
      Decrease in accrued restructuring costs .........     (1,155)       (512)     (1,045)
                                                          --------    --------    --------
Net cash provided by operating activities .............      6,365       4,844       6,257

INVESTING ACTIVITIES
Purchases of property and equipment ...................     (2,426)     (2,379)     (2,969)
Loans to officers .....................................       --           353        --
Proceeds from certificates of deposit .................        140         721         338
Purchase of other assets ..............................       --          (807)     (1,388)
Purchases of businesses (including cash received) .....       --         2,000        --
                                                          --------    --------    --------
Net cash used in investing activities .................     (2,286)       (112)     (4,019)

FINANCING ACTIVITIES
Proceeds from revolving line of credit ................     12,302      29,416      28,810
Payments on revolving line of credit ..................    (15,450)    (37,034)    (24,986)
Payments on term notes payable and capital lease ......       (503)    (26,096)     (5,927)
Exercise of stock options .............................        655         189        --
Issuance of stock .....................................       --        54,005          22
Repurchases of redeemable preferred stock .............       --       (25,000)       --
                                                          --------    --------    --------
Net cash used in financing activities .................     (2,996)     (4,520)     (2,081)
                                                          --------    --------    --------
Net increase in cash and cash equivalents .............      1,083         212         157
Cash and cash equivalents at beginning of period ......        629         417         260
                                                          --------    --------    --------
Cash and cash equivalents at end of period ............   $  1,712    $    629    $    417
                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest ..........................................   $    282    $  2,499    $  3,118
                                                          ========    ========    ========
    Taxes .............................................   $  1,529    $    579    $    228
                                                          ========    ========    ========
  Increase (decrease) in preferred stock
    attributable to accretion or forgiveness
    of cumulative preferred stock dividends:
    Series A ..........................................   $   --      $   (141)   $    209
    Series B ..........................................       --        (1,473)      1,223
    Series C ..........................................       --        (2,684)      2,458
                                                          --------    --------    --------
                                                          $   --      $ (4,298)   $  3,890
                                                          ========    ========    ========
  Non-Cash financing and investing activities
    Note receivable accepted in exchange for
      surgical drapes segment assets ..................   $   --      $   --      $  1,125
                                                          ========    ========    ========
    Purchase of business with preferred stock, net
       of cash received ...............................   $   --      $  4,583    $   --
                                                          ========    ========    ========
    Conversion of preferred stock to common ...........   $   --      $ 34,755    $   --
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

  STOCK COMPENSATION

     The Company follows the intrinsic value method of accounting for stock based compensation prescribed in ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 - ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, stock compensation expense is measured as the excess if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.   DISCONTINUED OPERATIONS (CONTINUED)

     Certain financial information related to the surgical drapes product line, which was acquired from Xomed-Treace on April 15, 1994, is as follows:

                                                   1997     1996     1995
                                                   -----    -----   ------
Sales...........................................   $ --     $ --    $5,385
                                                   =====    =====   ======
Pre-tax income..................................   $ --     $ --    $ 509
                                                   =====    =====   ======
Income tax expense..............................   $ --     $ --    $ 203
                                                   =====    =====   ======
Net income......................................   $ --     $ --    $ 306
                                                   =====    =====   ======

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


      Cash and notes receivable acquired.............  $ 2,250
      Less: Transaction fees.........................     (316)
            Goodwill related to the surgical drapes
               segment...............................   (5,805)
                                                       -------
      Pre-tax loss...................................   (3,871)
      Tax benefit....................................    1,386
                                                       -------
      Net loss on disposition........................  $(2,485)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   INVENTORIES

     Inventories are summarized as follows:

                                                     DECEMBER 31,
                                                  1997          1996
                                                --------      --------
Finished goods .............................    $ 10,224      $  7,654
Work in process ............................       1,447         2,006
Raw materials and packaging ................       6,584         6,066
Reserve for obsolescence ...................      (2,017)       (1,051)
                                                ========      ========
                                                $ 16,238      $ 14,675
                                                ========      ========

     The Reserves for obsolescence were increased by $1,213, $1,209, and $1,067 for 1997, 1996, and 1995, respectively. Reserve reductions from inventory written off were $247, $559 and $1,006 for 1997, 1996 and 1995, respectively. The reserve for obsolescence was $401 and $340 as of December 31, 1995 and December 31, 1994, respectively.


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, less allowances for depreciation, is as follows:

                                                   DECEMBER 31,
                                                  1997      1996
                                                --------   -------
        Land and land improvements...........   $ 1,413    $ 1,413
        Building and building improvements...     6,564      6,360
        Machinery and equipment..............    14,959     13,317
                                                --------   -------
                                                 22,936     21,090
        Allowances for depreciation..........    (8,734)    (6,685)
                                                -------    -------
                                                 14,202     14,405
        Capital projects in process..........     1,201        972
                                                =======    =======
                                                $15,403    $15,377
                                                =======    =======

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

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company was obligated under long-term debt and capital lease obligations as follows:

                                                          DECEMBER 31,
                                                      --------------------
                                                         1997      1996
                                                      --------------------
     Revolving line-of-credit agreement with
        interest payable monthly and all outstanding
        principal due May 5, 2000; interest at LIBOR
        (5.72% at December 31, 1997)
        Plus 1.5% or at the lender's base rate
        (8.5% at December 31, 1997)....................   $ --      $ 3,148
        Note payable under capital lease obligation
        to vendor in quarterly principal and interest
        installments of $36 through October 1, 1997
        and a final payment of $415 on January 1, 1998.
        The note was paid off early in December 1997.
        The note carried interest at 10.8%...............   --          503
                                                          -----     -------
                                                            --        3,651
        Less current portion.............................   --           88
                                                          =====     =======
                                                          $ --      $ 3,563
                                                          =====     =======

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

     Each share of Series C Redeemable Preferred Stock (Series C Preferred Stock) (600,000 shares authorized) entitles its holder to receive an annual cumulative cash dividend at the rate of nine percent per annum, payable on a quarterly basis. At the election of the Board of Directors, dividends may be paid in shares of Series C Preferred Stock in lieu of cash. Dividends are cumulative and must be paid prior to any dividends being paid on the Common Equity. The Company at its option, with the majority consent of the holders of the Series C Preferred Stock, may redeem any or all of the outstanding shares of the Series C Preferred Stock at a price of $100.00 per share, plus accrued dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

     The following table presents changes in redeemable preferred stock:

                                                        SERIES A                     SERIES B                     SERIES C
                                                     PREFERRED STOCK             PREFERRED STOCK              PREFERRED STOCK
                                                  --------------------       ------------------------      ----------------------
                                                   SHARES       AMOUNT         SHARES         AMOUNT        SHARES        AMOUNT
                                                  --------      -------      ----------      --------      --------     ---------
Balance at December 31, 1994 ................      364,215      $ 3,632       2,127,838      $ 21,251       273,063      $ 28,996
Accretion of dividends ......................         --            209            --           1,223          --           2,458
                                                  --------      -------      ----------      --------      --------      --------
Balance at December 31, 1995 ................      364,215        3,841       2,127,838        22,474       273,063        31,454

Accretion of dividends ......................         --            263            --             922          --           2,077
Forgiveness of dividends ....................         --           (404)           --          (2,395)         --          (4,761)
Shareholders stock returned .................       (9,563)         (91)           --            --          (2,074)         (208)
Issuance of shares for TreBay Medical .......      390,000        3,736            --            --          28,470         2,847
Redemption of preferred stock ...............         --           --              --            --        (235,327)      (25,000)
Conversion of preferred stock to common Stock     (744,652)      (7,345)     (2,127,838)      (21,001)      (64,132)       (6,409)
                                                  --------      -------      ----------      --------      --------      --------
Balance at December 31, 1996 ................         --        $  --              --        $   --            --        $   --
                                                  ========      =======      ==========      ========      ========      ========

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

11.   EMPLOYEE STOCK INCENTIVES

     The Company has reserved an aggregate of 1,078,000 shares of its Common Stock for grant or sale to key employees of the Company. As of December 31, 1997 and 1996, 295,534 and 184,534 options, respectively, were available for additional grants. These shares may be issued in such amounts and in such a manner (including stock options, restricted stock grants, stock bonuses, or other stock incentive programs) as determined by the Company's Board of Directors from time-to-time. In general, the options are granted at exercise prices equal to the fair market value of common stock on the date of grant, have a life of 10 years and provide for vesting over a four year period. Total stock based compensation cost recognized in the Statement of Operations for the years ended December 31, 1997, 1996 and 1995 was $111, $54 and $0, respectively. During 1996, the Company granted 139,500 options with exercise prices below the then estimated fair market values. These options have a weighted average exercise price of $10.65 and weighted average fair value of $5.69. The exercise price for options outstanding at the end of 1997 ranged from $2.00 to $15.06. The following table summarizes option activity, which may be exercised at various dates through January 2007:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.   EMPLOYEE STOCK INCENTIVES (CONTINUED)

                                                                         1997                          1996
                                                                        WEIGHTED                     WEIGHTED
                                                      1997              AVERAGE          1996         AVERAGE          1995
                                                     OPTIONS         EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS
                                                   -------------     --------------   ------------ --------------   ----------
Beginning of the period options outstanding        468,866           $    8.99         251,350         $ 5.67       257,100
Options granted ...........................        202,000               15.77         421,666           9.15         8,000
Options exercised .........................        (74,100)               8.34        (104,600)          1.81        (6,750)
Options canceled ..........................        (13,000)              12.14         (99,550)          8.87        (7,000)
                                                  -------------                       ------------                 -----------
End of period options outstanding .........        583,766               11.99         468,866           8.99       251,350
                                                  =============                       ============                 ===========
Options granted range of option prices ....       $15.06-$20.38                       $9.36-$10.65                 $   9.58
                                                  =============                       ============                 ===========
Options exercised range of option prices ..       $ 1.00-$10.65                       $1.00-$9.58                  $1.00-$2.00
                                                  =============                       ===========                  ===========
Options exercisable at end of year ........        160,391          $    9.70         121,514          $ 8.91       132,242
                                                  =============                       ===========                  ===========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued with exercise prices equal to the fair value of the common stock on the date of grant. Statement No. 123 requires the determination of fair value of all options utilizing stock option valuation models. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In providing the pro forma disclosures below, the Company used the Black-Scholes option pricing model with the following weighted average assumptions: 1) an expected volatility factor for the Company's stock of .31; 2) a risk-free interest rate of 6.5%; 3) an expected life of options of 3 years; and 4) no dividend payments. The weighted-average grant date fair value of options granted in 1997 and 1996 was $4.59 and $4.01, respectively. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) from continuing operations available to common shareholders would be as follows:


                                                1997        1996       1995
                                               -------    --------   --------
Net Income (loss)--as reported...............  $ 6,130    $  3,130   $ (5,744)
Net Income (loss)--adjusted..................  $ 5,908    $  2,997   $ (5,745)
Net Income (loss) per share--as reported.....  $   .84    $   1.14   $ (5.69)
Net Income (loss) per share--adjusted........  $   .81    $   1.09   $ (5.69)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.   EARNINGS PER SHARE

The following table sets forth the computation of shares for purposes of the earnings per share calculation (in thousands):

                                                  1997      1996     1995
                                                  -----     -----    -----
   Weighted average shares outstanding......      7,323     2,755    1,009
   Net effect of dilutive securities:
     Stock options..........................        189       107       --
     Convertible preferred stock............         --     2,339       --
                                                  -----     -----    -----
   Totals...................................      7,512     5,201    1,009
                                                  =====     =====    =====

     Income from continuing operations and net income for 1996 for purposes of computing earnings per share-basic include net forgiveness of dividends of $4,297 and in 1995, a deduction related to preferred stock dividends of $3,890.

13.   INCOME TAXES

     The provision for income taxes (benefit) from continuing operations consists of the following:

                                                1997         1996       1995
                                               -------       -----     -------
        Current:
            Domestic:
             Federal.........................  $ 1,801       $ 496     $   206
             State...........................      360         206          33
            Foreign..........................       65          --          --
                                               -------       -----     -------
                                                 2,226         702         239
        Deferred:
            Domestic.........................    1,527         540       1,116
            Foreign..........................      216        (369)         --
                                               -------       -----     -------
                                               $ 3,969       $ 873     $ 1,355
                                               =======       =====     =======

     During 1997 and 1996, the Company's tax liability was decreased $134 and $150, respectively, and additional paid-in capital increased due to the early disposition of stock by a stock option holder. During 1997, the Company utilized approximately $650 of operating loss carryforwards thereby reducing its current liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


13.   INCOME TAXES (CONTINUED)

     Income tax expense (benefit) from continuing operations reconciled to the amount computed at statutory rates is as follows:

                                                  1997       1996       1995
                                                -------      -----     -------

    Federal tax (benefit) at statutory rate... $ 3,434 $(103) $ 588 Purchased in-process research and
      development.............................       --        833          --
    State income taxes (net of federal
      income tax effect)......................      442         92         136
    Increase in valuation allowance on
      foreign losses..........................      156         --         387
    Tax benefits related to export sales......     (209)        --          --
    Loss from unconsolidated subsidiary for
      tax purposes............................       --         --         192
    Other, net................................      146         51          52
                                                -------      -----     -------
                                                $ 3,969      $ 873     $ 1,355

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

                                                            DECEMBER 31,
                                                         1997        1996
        Deferred income tax assets:
            Net operating loss carryforwards.....      $ 1,505     $ 1,131
            Losses from foreign operations.......        1,008       1,068
            Patents and other intangibles........          511         553
            Inventory............................          997         728
            Non-deductible accrued expenses......          583         420
            AMT credit...........................           44         333
            Severance accruals...................           27         566
                                                       -------     -------
                                                         4,675       4,799
            Valuation allowance..................         (741)       (585)
                                                       -------     -------
                                                         3,934       4,214
        Deferred income tax liabilities:
            Amortization of goodwill.............       (2,118)       (570)
            Depreciation.........................         (712)       (562)
            Purchased research and development...         (215)       (298)
            Deductible prepaid expenses..........          --          (27)
                                                       -------     --------
                                                        (3,045)     (1,457)
                                                       $   889     $ 2,757
                                                       =======     =======

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

            YEAR ENDING DECEMBER 31,
            1998........................................... $  602
            1999...........................................    204
            2000...........................................    158
            2001...........................................    127
            2002 and thereafter............................    124
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

                                        INFORMATION ABOUT THE COMPANY'S
                                   OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS
                                   ----------------------------------------
                                                 INCOME
                                               (LOSS)FROM
                                                CONTINUING
                                                OPERATIONS
                                                BEFORE INCOME  IDENTIFIABLE
                                       SALES       TAXES          ASSETS
                                     --------   -------------  ------------
       1997:
         United States               $ 65,958     $ 10,124       $ 89,553
         International Operations      11,282          (25)         6,174
                                     --------     --------       --------
         Consolidated                $ 77,240     $ 10,099       $ 95,727
                                     ========     ========       ========
       1996:
         United States               $ 55,034     $    628       $ 88,788
         International Operations      10,630         (922)         5,268
                                     --------     --------       --------
         Consolidated                $ 65,664     $   (294)      $ 94,056
                                     ========     ========       ========
       1995:
         United States               $ 51,644     $  2,801       $ 87,873
         International Operations       8,221       (1,121)         5,250
                                     --------     --------       --------
         Consolidated                $ 59,865     $  1,680       $ 93,123
                                     ========     ========       ========


     The Company had export sales of $12,200, $10,400 and $9,400 in 1997, 1996 and 1995, respectively, representing 16%, 16% and 15% of total sales, respectively.

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

21                  Subsidiaries

23.2                Consent of Ernst & Young LLP

27                  Financial Data Schedule - 1997

27.1                Financial Data Schedule - 1996

27.2                Financial Data Schedule - 1997