Form 10-Q
period 1998-06-27
XOMED SURGICAL PRODUCTS INC
filed 1998-08-11
CIK 1016181

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 1O-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 27, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

                        COMMISSION FILE NUMBER 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               06-1393528
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

6743 SOUTHPOINT DRIVE N., JACKSONVILLE, FL                        32216-0980
------------------------------------------                        ----------
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

      Common stock, $.01 par value - 8,085,374 shares as of August 4, 1998

================================================================================

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements
                     (Unaudited)

                  Condensed Consolidated Balance Sheets
                     June 27, 1998 and December 31, 1997.............     2

                  Condensed Consolidated Statements Of Operations
                     Three Months Ended  June 27, 1998
                     and June 28, 1997, and Six Months Ended
                     June 27, 1998 and June 28, 1997.................     3

                  Condensed Consolidated Statements Of Cash Flows
                     Six Months Ended June 27, 1998 and June 28, 1997     4

                  Notes To Condensed Consolidated Financial Statements
                     June 27, 1998...................................     5

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............     7

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..................................     10

Item 4            Submission of Matters to a Vote of Security Holders     10

Item 6.           Exhibits and Reports on Form 8-K...................     10

SIGNATURES                                                                11

                              PART I. FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       JUNE 27,         DECEMBER 31,
                                                         1998               1997
                                                     -----------        ------------
                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .................        $   5,039         $   1,712
   Accounts receivable, less allowance .......           14,939            13,277
   Other receivables .........................              625               620
   Inventories ...............................           17,228            16,238
   Prepaid expenses ..........................              456             1,083
   Deferred income taxes .....................            1,404             1,404
                                                      ---------         ---------
Total current assets .........................           39,691            34,334

Notes receivable from officers ...............              826               724
Property, plant and equipment, net ...........           16,575            15,403
Cost in excess of net assets acquired, net ...           41,402            42,399
Other assets .................................            2,895             2,867
Deferred income taxes ........................             --                --
                                                      ---------         ---------
Total assets .................................        $ 101,389         $  95,727
                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................        $   4,759         $   3,493
   Accrued expenses ..........................            3,267             2,403
   Accrued payroll & commissions .............            2,166             2,332
                                                      ---------         ---------
Total current liabilities ....................           10,192             8,228

Deferred Credits .............................              670               990
Redeemable Preferred Stock - -0- shares issued
    and outstanding ..........................             --                --
Shareholders' equity:
   Common stock, voting, $.01 par value;
   30,000,000 shares authorized, 7,345,624
   shares issued and outstanding .............               73                73
   Retained earnings (deficit) ...............              421            (3,459)
   Additional paid-in capital ................           90,364            90,264
   Cumulative translation adjustments ........             (106)              (88)
   Unearned compensation .....................             (225)             (281)
                                                      ---------         ---------
   Total shareholders' equity ................           90,527            86,509
                                                      ---------         ---------
Total liabilities and shareholders' equity ...        $ 101,389         $  95,727
                                                      =========         =========

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

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            ------------------------         ------------------------
                                             JUNE 27,       JUNE 28,         JUNE 27,        JUNE 28,
                                              1998            1997             1998            1997
                                            ---------       --------         --------        --------
Sales, net .........................        $ 22,868        $ 19,203         $ 43,550        $ 37,007
Cost of sales ......................           8,929           7,568           16,992          14,728
                                            --------        --------         --------        --------

Gross margin .......................          13,939          11,635           26,558          22,279

Operating expenses:
Selling, general and administrative            8,717           7,792           16,802          15,045
Research and development ...........           1,166             997            2,336           2,003
Amortization of intangibles ........             584             589            1,168           1,204
                                            --------        --------         --------        --------

Total operating expenses ...........          10,467           9,378           20,306          18,252
                                            --------        --------         --------        --------

Operating income ...................           3,472           2,257            6,252           4,027

Interest income (expense), net .....              62             (53)              92            (107)
Other income, net ..................              28               8               68             100
                                            --------        --------         --------        --------

Income before income tax expense ...           3,562           2,212            6,412           4,020
Income tax expense .................           1,407             885            2,532           1,606
                                            --------        --------         --------        --------

Net income .........................        $  2,155        $  1,327         $  3,880        $  2,414
                                            ========        ========         ========        ========
Per share:
Net income - basic .................        $   0.29        $   0.18         $   0.53        $   0.33
                                            ========        ========         ========        ========
Net income - diluted ...............        $   0.28        $   0.18         $   0.51        $   0.32
                                            ========        ========         ========        ========

Weighted average common shares
   outstanding - basic .............           7,343           7,334            7,342           7,312
                                            ========        ========         ========        ========

Weighted average common shares
   outstanding - diluted ...........           7,673           7,477            7,653           7,458
                                            ========        ========         ========        ========

See notes to condensed consolidated financial statements

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                         -------------------------
                                                          JUNE 27,        JUNE 28,
                                                           1998             1997
                                                         --------         --------
OPERATING ACTIVITIES
Net cash provided by operating activities .......        $  5,604         $  1,087

INVESTING ACTIVITIES
Purchases of property and equipment .............          (2,377)          (1,302)
Proceeds from certificates of deposit ...........            --                140
Purchase of other assets ........................            --               --
Purchase of business (including cash received) ..            --               --
                                                         --------         --------
Net cash used in investing activities ...........          (2,377)          (1,162)

FINANCING ACTIVITIES
Proceeds from revolving line of credit ..........            --             10,097
Payments on revolving line of credit ............            --            (10,745)
Payments on term notes payable and capital lease
   obligations ..................................            --                (43)
Proceeds from exercise of stock option ..........             100              638
Proceeds from issuance of stock .................            --               --
                                                         --------         --------
Net cash (used in) provided by financing
   activities ...................................             100              (53)
                                                         --------         --------
Net increase (decrease) in cash and cash
   equivalents ..................................           3,327             (128)

Cash and cash equivalents at beginning of period            1,712              629
                                                         --------         --------
Cash and cash equivalents at end of period ......        $  5,039         $    501
                                                         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest ...................................        $     45         $    119
                                                         ========         ========
     Taxes ......................................        $  2,320         $    572
                                                         ========         ========

See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1997, 1996, and 1995 of Xomed Surgical Products, Inc. (the Company) in the Company's 1997 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE B - INVENTORIES

   The components of inventory consist of the following:

                                           JUNE 27,     DECEMBER 31,
                                             1998           1997
                                           --------     ------------

               Raw Materials               $ 5,422        $ 5,818
               Work-In-Process               2,085          1,447
               Finished Products             9,721          8,973
                                           -------        -------
                                           $17,228        $16,238
                                           =======        =======

NOTE C - EARNINGS PER SHARE

   The following table sets forth the computation of shares for purposes of the earnings per share calculation:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                             --------------------      ---------------------
                                             JUNE 27,    JUNE 28,      JUNE 27,     JUNE 28,
                                               1998        1997          1998         1997
                                             --------    --------      --------     --------
Weighted average shares outstanding ..        7,343        7,334        7,342        7,312
Net effect of dilutive stock options -
based on the treasury stock method ...          330          143          311          145
                                              -----        -----        -----        -----

Totals ...............................        7,673        7,477        7,653        7,457
                                              =====        =====        =====        =====

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)
                                   (Unaudited)

NOTE D - COMPREHENSIVE INCOME

      The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The standard requires companies to report another measure of operations called Comprehensive Income. This measure, in addition to "Net Income," includes as income or loss, the following items, which if present are included in the equity section of the Balance Sheet. 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The following table depicts comprehensive income.

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                   ----------------------       -----------------------
                                   JUNE 27,      JUNE 28,       JUNE 27,       JUNE 28,
                                     1998          1997           1998           1997
                                   --------      --------       --------       --------
Net Income .................        $2,155        $1,327        $ 3,880         $2,414
Foreign currency translation
   adjustment ..............            36          --              (18)          --
                                    ------        ------        -------         ------
Comprehensive income .......        $2,191        $1,327        $ 3,862         $2,414
                                    ======        ======        =======         ======

NOTE E - SUBSEQUENT EVENT

      On July 20, 1998 the Company completed its secondary offering of 1,500,000 shares of common stock at an offering price of $30.50 per share. Of these shares, 615,500 were sold by the Company and 884,500 were sold by certain shareholders of the Company. Additionally, on July 29, 1998 the underwriters exercised their overallotment option and the Company sold an additional 112,500 shares and the selling shareholders sold an additional 112,500. Gross proceeds including the overallotment option to the Company were $20,930,000 which will be used for future business and product development expansion.

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

RESULTS OF OPERATIONS

      SALES BY MARKET. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core ENT markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including lines of ophthalmic, orthopaedic and other products. The following table summarizes the Company's worldwide product line sales during the periods indicated (in thousands).

                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                              -----------------------------------     -------------------------------
PRODUCT LINE                  JUNE 27, 1998         JUNE 28, 1997     JUNE 27, 1998     JUNE 28, 1997
------------                  -------------         -------------     -------------     -------------
Sinus & Rhinology ......         $ 9,818               $ 6,944            $18,299          $13,214
Head & Neck ............           5,242                 4,412              9,794            8,031
Otology ................           3,962                 3,999              8,094            7,861
                                 -------               -------            -------          -------
   Total Core ENT
     Business ..........          19,022                15,355             36,187           29,106
Ophthalmic & Other .....           3,846                 3,848              7,363            7,901
                                 -------               -------            -------          -------
   Total Company .......         $22,868               $19,203            $43,550          $37,007
                                 =======               =======            =======          =======



                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                              -----------------------------------     ------------------------------------
GEOGRAPHIC                    JUNE 27, 1998         JUNE 28, 1997     JUNE 27, 1998          JUNE 28, 1997
----------                    -------------         -------------     -------------          -------------
Domestic .........               $16,050               $13,245            $30,705               $25,556
International ....                 6,818                 5,958             12,845                11,451
                                 -------               -------            -------               -------
                                 $22,868               $19,203            $43,550               $37,007
                                 =======               =======            =======               =======

      NET SALES. For the three months ended June 27, 1998, net sales increased 19.1% to $22.9 million from $19.2 million in the comparable quarter of 1997. Net sales increased 17.7% to $43.6 million in the first six months of 1998 from $37.0 million in the comparable period in 1997. In the core ENT business of sinus and rhinology, head and neck and otology, sales increased 23.9% and 24.3% for the three and six-month periods ended June 27, 1998, respectively, compared to the 1997 comparable periods. Domestic core ENT sales increased by 25.4% to $13.3 million and by 26.4% to $25.5 million for the three and six months ended June 27, 1998, respectively, over the comparable periods in 1997. International core ENT sales increased by 20.5% to $5.7 million for the three-month period and by 19.6% to $10.7 million for the six-month period ended June 27, 1998 as compared to the same periods in 1997. The increase in core ENT business sales was primarily the result of sales generated from several new products introduced principally over the last 18 months, including within sinus and rhinology, the XPS tissue removal system and within head and neck, the NIM XL2 nerve monitoring system, the Company's Powerforma surgical drill system and several new cutter blades. The increase in domestic core ENT sales was led by the Company's sinus and rhinology product line, which increased by 46.5% to $6.6 million for the three months and by 46.1% to $12.5 million for the six months ended June 27, 1998. Total International sales increased by 14.4% and 12.2% for the three and six months ended June 27, 1998. Excluding the unfavorable effects of foreign currency comparisons on foreign currency translations international sales increased by 17.6% for the three months and by 16.0% for the six months ended June 27, 1998. Strong sales increases were reported in Japan, the U.K., Germany and Italy, as well as several other European countries, in both the three-month and six-month periods ended June 27, 1998. International sales were negatively impacted by a 44.6% and 41.9% decrease in the Asia/Pacific region (excluding Japan) for the three months and six months ended June 27, 1998, respectively, as compared to the same periods in 1997. International sales accounted for 29.8% of the Company's total sales for the three months ended June 27, 1998 and 29.5% of total sales for the six months ended on the same date. Sales in the ophthalmic and other category were flat in the quarter compared to the prior comparable quarter ended June 28, 1997 and decreased 6.8% for the six months ended June 27, 1998 as compared to the 1997 comparable period primarily due to decreases of approximately $270,000 and $770,000, respectively, in sales of orthopaedic instruments in 1998 over the prior comparable periods, which included a large initial stocking order to an OEM distributor. Sales of these orthopaedic instruments are expected to resume during the second half of 1998.

      GROSS MARGIN. Gross margin as a percent of sales was 61.0% for both the three and six-month periods ended June 27, 1998 compared to 60.6% and 60.2%, respectively, in the 1997 comparable periods. The increase in the gross margin percentage relates partially to a higher mix of the Company's higher margin core products during the current periods and partially to lower per unit manufacturing cost due to a higher volume of production.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 11.9% and 11.7% to $8.7 million and $16.8 million in the three-month and six-month periods ended June 27, 1998, respectively, from the comparable periods in 1997. As a percent of sales selling, general and administrative expenses were 38.1% and 38.6% in the three and six month periods ended June 27, 1998, respectively, as compared to 40.6% and 40.7%, respectively, in the 1997 comparable periods.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 17.0% and 16.6% to $1.2 million and $2.3 million in the three-month and six-month periods ended June 27, 1998, respectively, from the comparable periods in 1997. As a percent of sales research and development expenses for 1998 were 5.1% and 5.4%, respectively, as compared to 5.2% and 5.4% in the 1997 comparable periods.

      INTEREST AND OTHER. The Company had net interest income of $62,000 and $92,000 in the three months and six months ended June 27, 1998, respectively. This compares favorably to net interest expense of $53,000 and $107,000 in the comparable 1997 periods. This favorability relates to having an average invested amount during the first six months of 1998 as compared to an average borrowed amount during the 1997 period. Other income was $28,000 for the three months and $68,000 for the six months ended June 27, 1998. This compares to other income of $8,000 and $100,000 in the comparable periods in 1997.

      INCOME TAXES. The Company's effective tax rate was 39.5% for the first six months of 1998 compared to an effective tax rate of 40.0% for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Company's acquisition of Xomed, Inc. in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility (the "Term Loan") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations had been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October 1996 the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. As of June 27, 1998, the Company has no outstanding long-term debt as compared to a balance of $2.5 million in the comparable prior period.

      During the six months ended June 27, 1998, the Company generated cash of $5.6 million in operating activities as compared with $1.1 million cash generated from operating activities in the prior comparable period. In the first six months of 1998, the Company had a net use of cash of $449,000 within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of operations of $3.2 million in the comparable 1997 period, which included a use of cash related to payments of accounts payable related to the Company's IPO completed in the fourth quarter of 1996. The use of cash within the working capital accounts, except for the use related to the IPO, stems primarily from the Company's growth in sales and related increase in accounts receivable and inventories offset somewhat by cash provided by an increase in accounts payable.

      Cash used in investing activities was $2.4 million in the first six months of 1998 as compared to cash used in investing activities of $1.2 million in the prior comparable period. Cash used in investing activities is expected to increase as the Company plans to spend approximately $5 million on its Jacksonville, Florida headquarters expansion in 1998. Cash provided by financing activities totaled $100,000 during the first six months of 1998. Those funds were provided entirely from the exercise of stock options. During the comparable period in 1997, cash used in financing activities was $53,000. This amount was the net result of using cash to reduce long-term debt by approximately $700,000 offset by $638,000 provided by the exercise of stock options.

      Based on the Company's ability to generate cash from operations and with the availability of borrowing under its Amended and Restated Credit Agreement, which allows borrowings up to $25 million, the Company believes it will be able to finance its working capital needs for at least the next 24 months. Also see Footnote E, in Notes to Condensed Consolidated Financial Statements on page 6 of this Form 10Q.

European Union Conversion to a Common Currency

     Eleven European Countries have entered into agreements that include a process of converting to a common currency, the "euro". On January 1, 1999 the eleven European Countries will establish a fixed conversion rate for transactions between their existing currencies ("legacy currencies"). After this date, for a three year transition period the legacy currencies remain legal tender. Beginning January 1, 2002 the participating countries will issue euro-demoninated bills for use in transactions and will withdraw all bills denominated in the legacy currencies by July 1, 2002. The Company has two distribution sites that operate in these countries (France and Germany). Sales from these sites totaled $2.9 million or 6.6% of consolidated sales for the six months ended June 27, 1998. The Company has begun an internal analysis to address euro related issues and plan for the conversion, including review of information systems, current contracts, foreign currency hedging activities and physical conversion procedures. Based on existing information the Company does not believe that the impact to the Company of the conversion to a common currency by these eleven countries will be material to its results of operations, financial position on cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company held its 1997 annual meeting of stockholders on May 21, 1998. At the meeting all of the Company's directors were elected to serve until the next annual meeting of stockholders and until their respective successors are elected and so qualify. The vote for each nominee for director was as follows:

     NAME OF DIRECTOR                VOTES FOR            ABSTAIN
     -----------------------         ---------            -------
     James T. Treace                 6,969,950              250
     Richard B. Emmitt               6,969,950              250
     William R. Miller               6,969,950              250
     Rodman W. Moorhead, III         6,969,950              250
     James E. Thomas                 6,969,950              250
     Elizabeth H. Weatherman         6,969,950              250

      The stockholders also voted on the following proposals:

/bullet/ Amendments to the Company's Stock Option Plan (the "Plan") to increase the number of shares of the Company's Common Stock covered by the Plan by 500,000 shares, from 1,078,000 to 1,578,000 shares and to increase the number of shares that may be granted to any single optionee during any calendar year from 60,000 to 150,000. The vote on the amendment was as follows: 6,102,396 shares "for," 863,300 shares "against," and 1,232 shares "abstain."

/bullet/ To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1998. The vote on such appointment was as follows: 6,969,967 shares "for," 1 share "against" and 232 shares "abstain."

/bullet To approve amendments to the Company's Second Restated Certificate of Incorporation to eliminate the Company's (1) Non-Voting Common Stock,
         (2) Series A Convertible Preferred Stock, (3) Series B Convertible Preferred Stock and (4) Series C Redeemable Preferred Stock from the Company's authorized capital stock. This proposal was approved with 6,786,680 shares "for", 1100 shares "against," and 232 shares "abstain."

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

         *10.19 Term Sheet related to a License and Distribution Agreement between Xomed Surgical Products, Inc. and ArthroCare Corporation.

          27    1998 Financial Data Schedule

          27.1  1997 Financial Data Schedule

*Confidentiality treatment requested.

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

                                       XOMED SURGICAL PRODUCTS, INC.
                                       (Registrant)

Date 8-11-98                           /s/ JAMES T. TREACE
                                       ----------------------------------------
                                           James T. Treace, Chairman, President
                                           and Chief Executive Officer
                                           (duly authorized officer)

Date 8-11-98                           /s/ THOMAS E. TIMBIE
                                       ----------------------------------------
                                           Thomas E. Timbie, Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)