Form 10-Q
period 1998-08-26
XOMED SURGICAL PRODUCTS INC
filed 1998-11-10
CIK 1016181

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

       For the quarterly period ended SEPTEMBER 26, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________________ to _________________

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

     Common stock, $.01 par value - 8,088,724 shares as of October 29, 1998

================================================================================

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
              September 26, 1998 and December 31, 1997....................... 2

          Condensed Consolidated Statements Of Operations
              Three Months Ended  September 26, 1998
              and September 27, 1997, and Nine Months Ended
              September 26, 1998 and September 27, 1997...................... 3

          Condensed Consolidated Statements Of Cash Flows
              Nine Months Ended September 26, 1998 and September 27, 1997.... 4

          Notes To Condensed Consolidated Financial Statements
              September 26, 1998............................................. 5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 7

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 10

Item 6.   Exhibits and Reports on Form 8-K................................... 10

SIGNATURES                                                                    11

                        PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 26,    DECEMBER 31,
                                                        1998             1997
                                                   -------------    ------------
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ...............        $   1,606         $   1,712
   Accounts receivable, less allowance .....           14,072            13,277
   Other receivables .......................              237               620
   Inventories .............................           20,553            16,238
   Prepaid expenses ........................              980             1,083
   Deferred income taxes ...................            2,099             1,404
                                                    ---------         ---------
Total current assets .......................           39,547            34,334

Investments ................................           20,806              --
Notes receivable from officers .............              826               724
Property, plant and equipment, net .........           18,511            15,403
Cost in excess of net assets acquired, net .           40,905            42,399
Other assets ...............................            4,411             2,867
                                                    ---------         ---------
Total assets ...............................        $ 125,006         $  95,727
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................        $   4,858         $   3,493
   Accrued expenses ........................            4,662             2,403
   Accrued payroll & commissions ...........            2,368             2,332
                                                    ---------         ---------
Total current liabilities ..................           11,888             8,228

Deferred credits ...........................              373               990
Redeemable preferred stock -  -0- shares
   issued and outstanding...................             --                --
Shareholders' equity :
   Common stock, voting, $.01 par value;
     30,000,000 shares authorized,
     shares issued and outstanding .........               81                73
   Retained earnings (deficit) .............            2,632            (3,459)
   Additional paid-in capital ..............          110,652            90,264
   Cumulative translation adjustments ......              (29)              (88)
   Unearned compensation ...................             (197)             (281)
   Unrealized loss on investments ..........             (394)             --
                                                    ---------         ---------
   Total shareholders' equity ..............          112,745            86,509
                                                    ---------         ---------
Total liabilities and shareholders' equity .        $ 125,006         $  95,727
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

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                      -----------------------------   ------------------------------
                                      SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,    SEPTEMBER 27,
                                          1998             1997           1998             1997
                                      -------------   -------------   -------------    -------------
Sales, net .....................        $ 21,912        $ 18,650         $ 65,462        $ 55,657
Cost of sales ..................           8,402           7,413           25,394          22,141
                                        --------        --------         --------        --------

Gross margin ...................          13,510          11,237           40,068          33,516

Operating expenses:
Selling, general and
   administrative ..............           8,302           7,367           25,104          22,412
Research and development .......           1,195           1,015            3,531           3,018
Amortization of intangibles ....             616             585            1,784           1,789
                                        --------        --------         --------        --------

Total operating expenses .......          10,113           8,967           30,419          27,219
                                        --------        --------         --------        --------

Operating income ...............           3,397           2,270            9,649           6,297

Interest and dividend income
   (expense), net ..............             210             (14)             302            (121)
Other income, net ..............              18              20               86             120
                                        --------        --------         --------        --------

Income before income tax expense           3,625           2,276           10,037           6,296
Income tax expense .............           1,414             907            3,946           2,513
                                        --------        --------         --------        --------

Net income .....................        $  2,211        $  1,369         $  6,091        $  3,783
                                        ========        ========         ========        ========
Per share:
Net income - basic .............        $   0.28        $   0.19         $   0.81        $   0.52
                                        ========        ========         ========        ========
Net income - diluted ...........        $   0.27        $   0.18         $   0.77        $   0.50
                                        ========        ========         ========        ========
Weighted average common shares
   outstanding - basic ............        7,888           7,334            7,527           7,319
                                        ========        ========         ========        ========
Weighted average common shares
   outstanding - diluted ..........        8,303           7,569            7,873           7,495
                                        ========        ========         ========        ========

See notes to condensed consolidated financial statements

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 26,   SEPTEMBER 27,
                                                         1998            1997
                                                     -------------   -------------
OPERATING ACTIVITIES
Net cash provided by operating activities.....        $  5,610         $  3,805

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...          (4,911)          (1,800)
Proceeds from certificates of deposit ........            --                 11
Purchase of other assets .....................            --                140
Purchase of investments ......................         (21,200)            --
                                                      --------         --------
Net cash used in investing activities ........         (26,111)          (1,649)

FINANCING ACTIVITIES
Proceeds from revolving line of credit .......            --             10,109
Payments on revolving line of credit .........            --            (13,245)
Payments on term notes payable and
   capital lease obligations .................            --                (77)
Proceeds from exercise of stock option .......             238              634
Proceeds from issuance of stock ..............          20,157             --
                                                      --------         --------
Net cash provided by (used in) financing
   activities ................................          20,395           (2,579)
                                                      --------         --------

Net decrease in cash and cash equivalents ....            (106)            (423)

Cash and cash equivalents at beginning of
   period ....................................           1,712              629
                                                      --------         --------
Cash and cash equivalents at end of period ...        $  1,606         $    206
                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash paid during the period for:
    Interest .................................        $     58         $    202
                                                      ========         ========
    Taxes ....................................        $  4,189         $    736
                                                      ========         ========

See notes to condensed consolidated financial statements.

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)
                                 (Unaudited)

   NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1997, 1996, and 1995 of Xomed Surgical Products, Inc. (the Company) in the Company's 1997 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   NOTE B - INVENTORIES

   The components of inventory consist of the following:

                               SEPTEMBER 26,    DECEMBER 31,
                                   1998             1997
                               -------------    ------------
         Raw Materials           $ 6,518          $ 5,818
         Work-In-Process           2,656            1,447
         Finished Products        11,379            8,973
                                 -------          -------
                                 $20,553          $16,238
                                 =======          =======

   NOTE C - INVESTMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

      Investments consist of marketable preferred stocks and variable rate corporate and educational institution bonds both of which are designated as available for sale. Accordingly, the securities and bonds are marked to market and the unrealized gains and losses are included, net of taxes, as a separate component of shareholders equity. The investments consist of the following:

         AVAILABLE FOR SALE            COST       MARKET
                                     -------      -------
         Preferred Stock......       $16,388      $16,305
         Bonds................         4,235        4,235
         Other................           789          789
                                     -------      -------
                                     $21,412      $21,329
                                     =======      =======

   Gross unrealized losses as of September 26, 1998 were $83.

      In order to manage the interest rate risk on the preferred stock, the Company has entered into derivative financial instruments with off-balance sheet risk. The Company enters into short sales of futures contracts on US Treasury Bonds in order to hedge the effect of interest rate risk on its preferred stock portfolio. The futures contracts are designated at inception as a hedge of the interest rate risk on the preferred stock and are monitored to determine if it remains an effective hedge. The effectiveness of the futures contract as a hedge is based on changes in its market value being highly correlated inversely with changes in the market value of the underlying hedged item. The Company defers any realized or unrealized gains or losses on the futures contract as a separate component of shareholders equity until the hedged items (preferred stock) are sold at which time the gain or loss will be recorded in the statement of operations. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exist, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge. As of September 26, 1998, the Company has deferred realized and unrealized losses on its short sales of $307 and $255, respectively.

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)
                                 (Unaudited)

   NOTE D - EARNINGS PER SHARE

   The following table sets forth the computation of shares for purposes of the earnings per share calculation:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                             -----------------------------   ------------------------------
                                             SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,    SEPTEMBER 27,
                                                 1998             1997            1998             1997
                                             -------------   -------------   -------------    -------------
    Weighted average shares
       outstanding ...................           7,888           7,334           7,527           7,319
    Net effect of dilutive stock
       options - based on the treasury
       stock method ..................             415             235             346             176
                                                 -----           -----           -----           -----

    Totals ...........................           8,303           7,569           7,873           7,495
                                                 =====           =====           =====           =====

   NOTE E - COMPREHENSIVE INCOME

      The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The standard requires companies to report another measure of operations called Comprehensive Income. This measure, in addition to "Net Income," includes as income or loss the following items, which if present are included in the equity section of the Balance Sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The following table depicts comprehensive income.

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      -------------------------------     --------------------------------
                                      SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 26,      SEPTEMBER 27,
                                          1998              1997              1998                1997
                                      -------------     -------------     -------------      -------------
    Net income ..............           $ 2,211            $ 1,369           $ 6,091            $ 3,783
    Foreign currency
       translation adjustment                77               --                  59               --
    Investment holding
       gains(losses) ........              (394)              --                (394)              --
                                        -------            -------           -------            -------
    Comprehensive income ....           $ 1,894            $ 1,369           $ 5,756            $ 3,783
                                        =======            =======           =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, INCLUDING RISK ASSOCIATED WITH THE EAR, NOSE AND THROAT ("ENT") SURGICAL PRODUCTS INDUSTRY AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF XOMED SURGICAL PRODUCTS, INC. (THE COMPANY) WITH THE SECURITIES AND EXCHANGE COMMISSION. SUCH RISKS MAY ALSO INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITION, CHANGING TRENDS IN CUSTOMER PROFILES, OUTCOMES OF OUTSTANDING LITIGATION, AND CHANGES IN GOVERNMENT REGULATIONS. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS WITH RESPECT TO THE FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND OPERATIONS, THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY WILL NOT DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                        -------------------------------      ------------------------------
PRODUCT LINE            SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,    SEPTEMBER 27,
                            1998              1997                1998             1997
                        -------------     -------------      -------------    -------------
Sinus & Rhinology....      $ 9,211          $ 7,021             $27,510          $20,235
Head & Neck..........        5,447            4,551              15,241           12,582
Otology..............        3,189            3,018              11,283           10,879
                           -------          -------             -------          -------
   Total Core ENT
     Business........       17,847           14,590              54,034           43,696
Ophthalmic & Other...        4,065            4,060              11,428           11,961
                           -------          -------             -------          -------
   Total Company.....      $21,912          $18,650             $65,462          $55,657
                           =======          =======             =======          =======


                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                        -------------------------------      ------------------------------
GEOGRAPHIC              SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,    SEPTEMBER 27,
                            1998              1997                1998             1997
                        -------------     -------------      -------------    -------------
Domestic.............      $15,934           $13,248            $46,639          $38,804
International........        5,978             5,402             18,823           16,853
                           -------           -------            -------          -------
                           $21,912           $18,650            $65,462          $55,657
                           =======           =======            =======          =======

      SALES, NET. For the three months ended September 26, 1998, net sales increased 17.5% to $21.9 million from $18.7 million in the comparable quarter of 1997. Sales, net increased 17.6% to $65.5 million in the first nine months of 1998 from $55.7 million in the comparable period in 1997. In the core ENT business of sinus and rhinology, head and neck and otology, sales increased 22.3% and 23.7% for the three and nine-month periods ended September 26, 1998, respectively, compared to the 1997 comparable periods. Domestic core ENT sales increased by 24.1% to $12.9 million and by 25.6% to $38.4 million for the three and nine-months ended September 26, 1998, respectively, over the comparable periods in 1997. International core ENT sales increased by 18.0% to $5.0 million for the three-month period and by 19.1% to $15.7 million for the nine-month period ended September 26, 1998 as compared to the same periods in 1997. The increase in core ENT business sales was primarily the result of sales generated from several new products introduced principally over the last 18 months, including within sinus and rhinology, the XPS tissue removal system and within head and neck, the NIM XL2 nerve monitoring system, the Company's Powerforma(R) surgical drill system and several new cutter blades. The increase in domestic core ENT sales was led by the Company's sinus and rhinology product line, which increased by 32.5% to $6.5 million for the three-months and by 41.1% to $19.0 million for the nine-months ended September 26, 1998. Total international sales increased by 10.7% and 11.7% for the three and nine-months ended September 26, 1998, respectively, over the comparable period in 1997. Excluding the unfavorable effects of foreign currency comparisons on foreign currency translations, international sales increased by 12.8% for the three-months and by 14.7% for the nine-months ended September 26, 1998. Strong sales increases were reported in Japan, the U.K., Germany and Italy, as well as several other European countries, in the nine-month period ended September 26, 1998. International sales were negatively impacted by a 28.2% and 37.7% decrease in the Asia/Pacific region (excluding Japan) for the three-months and nine-months ended September 26, 1998, respectively, as compared to the same periods in 1997. International sales accounted for 28.8% of the Company's total sales for the nine-months ended

September 26, 1998 and 30.3% of total sales for the nine months ended on September 27, 1997. Sales in the ophthalmic and other category were flat in the quarter compared to the prior comparable quarter ended September 27, 1997 and decreased 4.5% for the nine-months ended September 26, 1998 as compared to the 1997 comparable period, primarily due to a decrease of approximately $590,000 in sales of orthopaedic instruments in 1998 as compared to the prior year, which included a large initial stocking order to an OEM distributor.

      GROSS MARGIN. Gross margin as a percent of sales was 61.7% and 61.2% for the three and nine-month periods ended September 26, 1998, respectively, compared to 60.3% and 60.2%, respectively, in the 1997 comparable periods. The increase in the gross margin percentage relates partially to a higher mix of the Company's higher margin core products during the current periods and partially to lower per unit manufacturing cost due to a higher volume of production.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 12.7% and 12.0% to $8.3 million and $25.1 million in the three-month and nine-month periods ended September 26, 1998, respectively, from the comparable periods in 1997. As a percent of sales, selling, general and administrative expenses were 37.9% and 38.3% in the three and nine-month periods ended September 26, 1998, respectively, as compared to 39.5% and 40.3%, respectively, in the 1997 comparable periods. The decrease in selling, general and administrative expenses as a percent of sales relates to a higher base of sales in 1998 and certain fixed expenses.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 17.7% and 17.0% to $1.2 million and $3.5 million in the three-month and nine-month periods ended September 26, 1998, respectively, from the comparable periods in 1997. As a percent of sales, research and development expenses for the three and nine-months ended September 26, 1998 were 5.5% and 5.4%, respectively, as compared to 5.4% in both 1997 comparable periods.

      INTEREST AND OTHER. The Company had net interest and dividend income of $210,000 and $302,000 in the three months and nine months ended September 26, 1998, respectively. This compares favorably to net interest expense of $14,000 and $121,000 in the comparable 1997 periods. This favorability relates to having an average invested amount during the first nine months of 1998 as compared to an average borrowed amount during the comparable 1997 period. Also benefiting the third quarter of 1998 are interest and dividends from the invested proceeds of the Company's follow-on stock offering in late July. Other income was $18,000 for the three months and $86,000 for the nine months ended September 26, 1998. This compares to other income of $20,000 and $120,000 in the comparable periods in 1997.

      INCOME TAXES. The Company's effective tax rate was 39.3% for the first nine months of 1998 compared to an effective tax rate of 40.0% for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has financed its operations (including capital expenditures) through cash flows from operations. Since the Company's acquisition of Xomed, Inc. in April 1994, which was financed in part by the incurrence of $45.9 million of debt under the Company's secured term loan facility (the "Term Loan") and its secured revolving credit facility (the "Revolving Credit Facility"), all cash flow generated from operations had been applied to repay the outstanding principal on the Term Loan or the Revolving Credit Facility. In October 1996, the Company completed its initial public stock offering, the proceeds of which were used to repay the entire Term Loan and the majority of the Revolving Credit Facility. As of September 26, 1998, the Company has no outstanding long-term debt.

      During the nine-months ended September 26, 1998, the Company generated cash of $5.6 million in operating activities as compared with $3.8 million cash generated from operating activities in the prior comparable period. In the first nine months of 1998, the Company had a net use of cash of $1.1 million within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of operations of $3.8 million in the comparable 1997 period, which included a use of cash related to payments of accounts payable related to the Company's IPO completed in the fourth quarter of 1996. The use of cash within the working capital accounts, except for the use related to the IPO, stems primarily from the Company's growth in sales and related increase in inventories offset somewhat by cash provided by an increase in accounts payable. Additionally, in 1998 the Company made payments of $1.5 million under product distribution agreements.

      Cash used in investing activities in the first nine months of 1998 is comprised of purchases of investments totaling $21.2 million and purchase of property, plant and equipment of $4.9 million, the majority of which relates to the Company's plant expansion in Jacksonville. This compares to purchases of property, plant and equipment of $1.8 million in the first nine months of 1997. Cash to be used in investing activities related to the Company's headquarters expansion in 1999 is expected to be approximately $6 million. Cash provided by financing activities of $20.4 million related principally to the Company's net proceeds from its follow-on stock offering of $20.2 million.

      Based on the Company's ability to generate cash from operations and with the availability of borrowing under its Amended and Restated Credit Agreement, which allows borrowings up to $25 million, the Company believes it will be able to finance its working capital needs for at least the next 24 months.

FINANCIAL INSTRUMENTS AND MARKET RISK MANAGEMENT

      The Company is exposed to interest rate risk stemming from its preferred stock portfolio. The Company has entered into short sales of US Treasury Bond futures in order to hedge the effect of the interest rate risk on its preferred stock portfolio. The Company believes that the value of the US Treasury Bond futures correlates inversely to the value of the preferred stocks upon changes in interest rates. Therefore, the Company expects that any loss or gain on the fair value of the derivatives would generally be offset by an increase or decrease in the fair value of the underlying exposures. The Company does not use derivatives for trading or speculative purposes. As of September 26, 1998, the Company had an unrealized loss of $83 on its preferred stock portfolio, and a realized loss of $307 and an unrealized loss of $255 on its short sales of US Treasury Bonds. These losses have been recorded, net of taxes, as a separate component of shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or until the hedged item is recognized in earnings. The company is in the process of determining what effect the adoption of SFAS No. 133 will have on the company's results of operations, cash flows or financial position.

RECENT EVENTS

      THREE-FOR-TWO STOCK SPLIT. The Board of Directors of the Company has approved a three-for-two stock split. The split will be accomplished through a stock dividend of one additional share of common stock for every two shares of Xomed common stock held at the close of business on the record date of November 16, 1998. The additional shares will be distributed on November 30, 1998. As a result of the stock split, the Company's outstanding shares will increase 50% from approximately 8.1 million shares to approximately 12.1 million shares.

      WARBURG, PINCUS INVESTORS, L.P. STOCK DISTRIBUTION.Warburg, Pincus Investors, L.P. (Warburg) informed the Company that, on November 4, 1998, it distributed to its partners approximately 1.2 million shares of Xomed common stock, representing approximately 51% of Warburg's holdings in the Company and 15% of the Company's outstanding stock. Warburg also informed the Company that the distribution is consistent with Warburg's practice of distributing the shares of investments it deems successful directly to its partners. The partners receiving the distribution consist primarily of institutional investors including several large public and private pension funds. After the distribution, Warburg, Pincus Investors, L.P.'s remaining holdings represented approximately 14% of the Company's outstanding stock.

      MEROCEL FACILITY RESTRUCTURING. The Board of Directors of the Company, in October 1998, approved a restructuring of its manufacturing operations at its Merocel facility in Mystic, Connecticut. The Merocel facility produces surgical sponge material for post-operative sinus packing. Due to an ongoing shortage of available labor in the Mystic, Connecticut area, most of the secondary operations, which include packaging, assembly and warehousing functions, will be transferred to the Company's main facility in Jacksonville, Florida where similar activities for other products currently take place. Approximately 44 people in the Merocel facility will be displaced due to the product transfer. As a result, the Company plans to incur a restructuring charge in the fourth quarter of 1998 of approximately $1.0 million related to anticipated severance payments and asset write-offs. The transfer is expected to be substantially complete by the second quarter of 1999 and fully implemented by the end of 1999. The Merocel facility will continue with its primary operations related to the chemical processes involved in the production of surgical sponge material. To date, the operation has not had difficulty in retaining the more highly skilled labor involved with these processes.

EUROPEAN UNION CONVERSION TO A COMMON CURRENCY

      Eleven European Countries have entered into agreements that include a process of converting to a common currency, the "euro". On January 1, 1999, the eleven European Countries will establish a fixed conversion rate for transactions between their existing currencies ("legacy currencies"). For a three-year transition period following this date the legacy currencies remain legal tender. Beginning January 1, 2002, the participating countries will issue euro-demoninated bills for use in transactions and will withdraw all bills denominated in the legacy currencies by July 1, 2002. The Company has two distribution sites that operate in these countries (France and Germany). Sales from these sites totaled $4.0 million or 6.0% of consolidated sales for the nine-months ended September 26, 1998. The Company has begun an internal analysis to address euro-related issues and plan for the conversion, including review of information systems, current contracts, foreign currency hedging activities and physical conversion procedures. Based on existing information, the Company does not believe that the impact to the Company of the conversion to a common currency by these eleven countries will be material to its results of operations, financial position or cash flows.

Year 2000

      The Company has undertaken an internal assessment of its operations, including its information systems, financial systems and its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company's focus on this issue is to avoid any adverse effect on business operations and ensure that transactions with customers, suppliers, and financial institutions are fully supported. This internal assessment is approximately 90% complete at present and the Company expects to finish the assessment process by June 1999. The Company plans to devote the necessary resources to resolve any significant Year 2000 issues in a timely manner. To date, the Company has performed limited testing of systems, and may conduct further testing and/or an external audit following the conclusion of its assessment. To date, only internal time and costs have been incurred related to investigation into and testing related to the Year 2000 issue. These costs are immaterial to date. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between $50,000 and $100,000, respectively.

      The Company has surveyed its significant suppliers, customers and other third parties to determine their Year 2000 readiness and, to date, has received responses from approximately 60% of those surveyed, a majority of whom has certified they are compliant. The Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999. The Company has also initiated a formal program to advise customers, distributors and suppliers of the Year 2000 issue; however, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

      Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing or interface with key customers, or with processing orders and billing. Although the Company expects its remediation efforts will be completed on a timely basis, failure to do so could have a material adverse effect on the Company's systems and results of operations which could lead to an inability to process customer orders, ship products, bill customers and collect payments. While the Company has taken the steps outlined above, there can be no certainty that the systems and products of other companies on which the Company relies will not have a material adverse effect on the Company's operations. In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan in fiscal year 1999. Based on existing information, the Company believes the anticipated spending to become Year 2000 compliant will not have a material adverse effect on the Company's financial condition, cash flows or results of operations. Nevertheless, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

      Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, outcomes of outstanding litigation, and changes in government regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in the Company's reports on Forms 10-Q and 10-K, including Exhibit 99.1, filed with the Securities and Exchange Commission.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:
     27      1998 Financial Data Schedule

     27.1    1997 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended September 26, 1998.

                XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

                                        XOMED SURGICAL PRODUCTS, INC.
                                        -----------------------------
                                                (Registrant)

Date  NOVEMBER 6, 1998                  /s/ JAMES T. TREACE
      ----------------                      ------------------------
                                            James T. Treace, Chairman, President
                                            and Chief Executive Officer (duly
                                            authorized officer)

Date NOVEMBER 6, 1998                   /s/ THOMAS E. TIMBIE
     ----------------                       ------------------------------------
                                            Thomas E. Timbie, Vice President and
                                            Chief Financial Officer (principal
                                            financial officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION                                               PAGE
-------        -----------                                               ----

  27           Financial Data Schedule