Form 10-K
period 1998-12-31
XOMED SURGICAL PRODUCTS INC
filed 1999-03-29
CIK 1016181

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from __________ to __________

                          Commission File No. 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         06-1393528
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

      6743 SOUTHPOINT DRIVE, NORTH
         JACKSONVILLE, FLORIDA                                   32216-0980
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (904) 296-9600
                                                          ----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
         Not applicable                             Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's Common Stock (the "Common Stock") held by non-affiliates based on the closing price on February 16, 1999 was $432,538,875.

As of February 16, 1999 there were outstanding 12,142,691 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================

PART I

ITEM 1. BUSINESS

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K, REFERENCES TO THE "COMPANY" OR "XOMED" REFER TO XOMED SURGICAL PRODUCTS, INC. AND ITS DIRECT AND INDIRECT SUBSIDIARIES, UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" UNDER THIS ITEM AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SELECTED HISTORICAL FINANCIAL INFORMATION (ITEM 6) AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, WHICH ARE INCLUDED IN THIS FORM 10-K.

OVERVIEW

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat ("ENT") specialists and ophthalmic surgeons. The Company's broad line of products includes, in its core ENT market, powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products and image guided surgery systems. The Company also offers a line of ophthalmic and other products. For the year ended December 31, 1998, approximately 77% of Xomed's revenues were derived from disposable and implantable products. The Company distributes its products through a direct sales organization of nearly 100 persons in the U.S. and selected other countries and through a network of over 130 independent distributors. Xomed is the only major manufacturer and marketer of ENT surgical products with a direct U.S. sales force exclusively serving ENT specialists. Approximately 29% of the Company's net sales were derived from international markets for the year ended December 31, 1998. With nearly 30 years of industry experience, Xomed believes that it has established a long-standing reputation for innovative, high-quality products and is uniquely positioned as the only major surgical products company focused on the ENT market.

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

BACKGROUND

     The business of Xomed, Inc., the Company's predecessor, was established in 1970 to manufacture and distribute ventilation tube implants for the middle ear. In 1979, Bristol-Myers Squibb Company ("Bristol-Myers") acquired the business. In 1989, Bristol-Myers acquired Treace Medical, Inc. and merged the two companies together forming Xomed-Treace, Inc. On April 15, 1994, Bristol-Myers sold Xomed-Treace, Inc. to the Company for a purchase price of approximately $81.0 million (the "Xomed Acquisition"). The Company is a Delaware corporation formerly known as Merocel/Xomed Holdings, Inc., which was organized for the purpose of acquiring all of the outstanding stock of Merocel Corporation ("Merocel"), Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, "Xomed-Treace"). Merocel, which was formed in 1970, manufactures and markets a line of disposable fluid-control products primarily used in sinus surgery and rhinology. The Company, prior to April 15, 1994, consisted solely of Merocel.

     XOMED ACQUISITION. The Xomed Acquisition has significantly affected the Company's results of operations following the April 15, 1994 consummation of the transaction. The Xomed Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $81.0 million was allocated to the assets acquired and liabilities assumed, based upon their respective fair values at date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired of approximately $56.0 million was allocated to goodwill. Of this amount, $49.9 million related to continuing operations and is being amortized over a 25-year life; $6.1 million related to the surgical drapes segment, which was sold in July 1995. As a result of this goodwill and certain other intangible assets, amortization of intangibles is a significant expense in the Company's Consolidated Income Statement (2.6% of net sales).

     The Xomed Acquisition and the Company's initial working capital were funded primarily through the issuance of $43.5 million of preferred stock and from the incurrence of approximately $45.9 million in long-term debt. In connection with the Xomed Acquisition, management implemented a restructuring plan for Xomed-Treace that included closing manufacturing operations in Puerto Rico and eliminating certain overhead in other facilities.

     CHANGE IN DISTRIBUTION CHANNELS. On January 1, 1996, the Company effected two changes in its product distribution to focus the Company's resources on its core product lines of sinus and rhinology, head and neck and otology. The first involved changing from distributing its ophthalmic product line through its direct ENT sales force to distributing this line through an independent dealer network. The Company effected this change to enable the Company's direct ENT sales force to focus exclusively on ENT products. As a result of this change, the Company's net sales were approximately $2.1 million lower in 1996 than they would have been if the ophthalmic product line had continued to be distributed through the Company's direct sales force. In a further effort to improve ophthalmic sales, during 1998 the Company replaced several of these independent dealers with direct sales representatives devoted exclusively to the ophthalmic product line.

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

     ACQUISITION OF TREBAY. In April 1996 the Company acquired TreBay Medical Corporation ("TreBay") which acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $6.6 million was allocated to the individual assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of $4.4 million, of which $2.4 million was allocated to in-process research and development and charged to expense in the second quarter of 1996. The in-process research and development was valued based upon an independent valuation utilizing management's projections of cash flows and cost to achieve technological feasibility of the products. The products acquired from TreBay have either achieved technological feasibility or are no longer under development, and therefore, no additional costs are required to achieve technological feasibility.

     RESTRUCTURING AND OTHER CHARGES. During the second quarter of 1996, the Company's new management team initiated cost savings programs that resulted in reductions of 50 employees at the Company's three domestic locations. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters and 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility that was closed in December 1996. The restructuring eliminated redundant overhead at the sites and was undertaken to yield cost savings primarily in general and administrative expense. The Company incurred a restructuring charge of approximately $3.1 million during the second quarter of 1996 primarily to reflect the cost of the severance payments to terminated employees. Most of the affected employees were terminated in the second quarter of 1996 with severance beginning at that time. The Company had completed its cost-saving programs as of December 31, 1997. See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     During the fourth quarter of 1998, the Company incurred special charges related primarily to an acquisition, supplier terminations, restructuring charges and an asset impairment. These special charges totaled $3.8 million and were comprised of: (i) $1.2 million related to the write-off of acquired in-process research and development resulting from the Company's acquisition of Micro-France in December, 1998; (ii) $1.0 million related to the termination of two supplier agreements; (iii) $0.8 million in restructuring charges related to:
(a) the transfer of a portion of the manufacturing process for Merocel sinus packing material from the Company's facility in Mystic, Connecticut to its main facility in Jacksonville, Florida and (b) the closure of the Company's sales office in Paris, France, which is being consolidated into its recently acquired Micro-France office in St. Aubin, France, and (iv) $0.8 million related to the write-down of the Company's portfolio of investments, which loss is deemed to be other-than temporary. See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     PUBLIC OFFERING. On July 14, 1998, the Company completed a secondary offering of its Common Stock raising net proceeds of $20.2 million through the sale of 1,092,000 shares (split adjusted) of its Common Stock. The net proceeds were added to the Company's investment portfolio and will be utilized for general corporate purposes and acquisitions. Certain shareholders of the Company also sold 1,495,500 shares (split adjusted) of Common Stock during the offering generating net proceeds to those shareholders of $28.7 million.

     ACQUISITION OF MICRO-FRANCE. On December 30, 1998, the Company acquired, through its subsidiary Xomed France Holdings, SNC, all of the issued and outstanding capital shares of Etablissements Boutmy, S.A., a French company that manufactures and distributes hand-held surgical instruments in the ENT, laporoscopy and orthopaedic markets under the name Micro-France
("Micro-France"). See Note 1 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER RECENT EVENTS

     STOCK SPLIT. Effective November 30, 1998, the Company declared a stock split whereby each shareholder of record on November 16, 1998 received as a dividend for every two shares of Common Stock held, one additional share of Common Stock. The shareholders received cash in lieu of fractional shares.

     WARBURG, PINCUS INVESTORS, L.P. STOCK DISTRIBUTION. Warburg, Pincus Investors, L.P. ("Warburg") informed the Company that, on November 4, 1998, it distributed to its partners approximately 1.2 million shares of Common Stock, representing approximately 51% of Warburg's holdings in the Company and 15% of the Company's outstanding Common Stock. Further, on January 12, 1999, Warburg distributed substantially all of its remaining holdings in the Company to its partners. Warburg also informed the Company that the distribution is consistent with Warburg's practice of distributing the shares of investments it deems successful directly to its partners. The partners receiving the distribution consist primarily of institutional investors including several large public and private pension funds. After the distributions, Warburg's remaining holdings represented less than 1% of the Company's outstanding stock.

     PRODUCT AND MARKET DEVELOPMENTS. In December 1997, the Company introduced the XPS(R) 2000 microresector system, which includes enhancements to its original XPS StraightShot(R) system. Both systems are utilized in endoscopic sinus surgery as well as in certain head and neck procedures including the removal of adenoids and laryngeal polyps. In July 1998, the Company received approval to market the XPS(R) 2000 in Japan. In September 1998, the Company entered a strategic alliance with Sofamor Danek (acquired by Medtronics in January 1999) to distribute Sofamor Danek's image guided surgery technology into the ENT market. The Company began shipping this product in December 1998.

MARKET OPPORTUNITY

     More than an estimated 25,000 ENT specialists, also known as otorhinolaryngologists, currently practice in the U.S., Canada, Western Europe, Japan, Australia, South America and the Middle East (collectively, "worldwide"), with approximately 9,000 of those specialists practicing in the U.S. ENT practitioners specialize in the diagnosis and treatment of diseases and conditions affecting the ear, nose and throat. ENT surgeons are also typically experts in tumor-related diseases of the head and neck. Increasingly, ENT surgeons are expanding their practice to include facial plastic and reconstructive surgery. Of the estimated 9,000 ENT specialists in the U.S., approximately 3,300 currently practice facial plastic and reconstructive surgery.

     ENT procedures currently pose the following challenges:

     (i) In many of these procedures, the target tissue is adjacent to critical anatomy, including the brain, sensory centers and facial motor nerves, limiting the surgeon's maneuverability and requiring very small, precise movements;

     (ii) The anatomy in the region generally contains many blood vessels, leading to significant blood loss during surgery that may obscure the surgeon's vision, as well as increase patient complications or morbidity;

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

     The Company believes that the following factors will drive growth in the market for surgical instruments, devices and supplies for ENT surgeons:

     ADVANCEMENTS IN PROCEDURE-SPECIFIC INSTRUMENTATION . The Company believes that the introduction of new tools and instrumentation is enabling ENT surgeons to better address the current challenges of ENT procedures. For example, powered cutting devices adapted for use in particular surgical procedures allow surgeons to cut and extract tissue and penetrate bone with more speed, control and precision than conventional hand-held instruments, thereby minimizing patient trauma and reducing procedure times. The blades for these newly developed powered cutting devices are disposable and thus sales of these blades represent a significant portion of the market growth of these devices. In addition, recent technological advances in computer-assisted image guided surgery are allowing ENT surgeons to perform more complex procedures. By providing ENT surgeons with greater access to difficult-to-reach surgical sites and reducing trauma to the patient, new procedure-specific instruments potentially will increase the total number of procedures performed.

     CLINICAL AND COST BENEFITS FOR PATIENT, SURGEON AND PAYOR. The Company believes that the adoption of these less-traumatic ENT procedures may be driven, in part, by economic pressures. Due to the reduced patient morbidity associated with less traumatic techniques, certain procedures previously performed in hospitals and requiring longer stays can now be performed in lower-cost outpatient or day surgery settings. In addition, powered tissue-removal instrumentation allows for reduced operating times.

     DEMAND FROM SIGNIFICANT PATIENT POPULATIONS. Sizable patient populations suffer from conditions that can be treated by ENT surgical procedures. As less-traumatic instrumentation and techniques become available, the portion of these patients who will elect to undergo these procedures is likely to increase. In particular, patient demand for endoscopic sinus surgery as well as facial plastic surgery will, in the Company's view, increase as the pain and morbidity associated with these procedures is reduced through better instrumentation and techniques.

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

STRATEGY

     The Company's objective is to enhance its leading position in the ENT market and to enter new markets. The Company's strategy for achieving this objective is to:

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

     EMPHASIZE PRODUCT INNOVATIONS THROUGH INTERNAL RESEARCH AND DEVELOPMENT AND CORPORATE ALLIANCES. The Company plans to develop new proprietary products and product enhancements primarily through internal research and development efforts. The Company will invest significantly in research and development in an effort to introduce technological advancements in the ENT market. When appropriate, the Company may augment its internal development programs by acquiring or licensing products or technology from other organizations.

     MAINTAIN A BROAD LINE OF ENT PRODUCTS WITH PARTICULAR EMPHASIS ON DISPOSABLE AND IMPLANTABLE PRODUCTS. The Company seeks to maintain a broad product line that addresses all of the surgical needs of ENT specialists. The Company's current product line consists of over 4,000 stock keeping units
(SKUs), including equipment, disposable products and implantable devices. The Company places particular emphasis on disposable products and implantable devices, which represented approximately 77.0% of the Company's sales in 1998. One of the Company's principal goals is to continue to develop additional disposable products for use with its instrumentation systems.

     EXPAND ITS GLOBAL DISTRIBUTION NETWORK. The Company believes that significant growth opportunities exist through the expansion of its global distribution network. The Company distributes its products worldwide through a direct sales force of nearly 100 persons in the U.S. and selected other countries and through a network of over 130 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis. Approximately 29% of its net sales in 1998 were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through over 120 independent international distributors, many of whom distribute the Company's products exclusively.

     LEVERAGE CORE COMPETENCIES BY ENTERING NEW MARKETS. The Company intends to enter new medical and surgical products markets through acquisition and new product development. The Company believes that it can leverage its core competencies, including the ability to rapidly develop innovative new products, expertise in commercializing clinical knowledge, relationships with physicians and managerial expertise, beyond the ENT market to enter new markets on a selective basis. Potential areas for new market entry and expansion include plastic and reconstructive surgery, ophthalmology, and orthopaedics.

MAJOR ENT SUBSPECIALTIES

     The three major subspecialties within the ENT market are sinus and rhinology, head and neck and otology.

   SINUS AND RHINOLOGY

     The majority of surgical procedures within the sinus and rhinology subspecialty address disease and inflammation of the sinuses due to enlarged tissue, deviated septum, infection, trauma or allergies.

     ENDOSCOPIC SINUS SURGERY. Large numbers of the U.S. population suffer from chronic sinusitis. Although sinus medications provide temporary relief from symptoms, they may not resolve the underlying cause of the disease or inflammation and surgery is frequently required. ENT specialists utilize several methods of treatment, including medication and surgical intervention, to provide patients with symptomatic relief of sinus disease. In traditional sinus surgical procedures, surgeons remove the affected tissue or obstruction, such as a polyp, through the use of forceps. However, with traditional surgical instruments, ENT surgeons may have limited ability to visualize and gain access to the deeper sinus cavities through the natural sinus passageways. ENT surgeons also experience significant difficulty gaining the control needed to remove the tissue effectively. These limitations can result in uneven cutting and tearing, which in turn causes trauma to the surrounding tissue. In some cases, bony structures and tissue obstruct the nasal passageway, further complicating the procedure.

     Although a less traumatic method for performing sinus surgery with powered tissue-removal instrumentation was introduced in 1993, much of the instrumentation used at the time was originally designed for arthroscopic procedures (less invasive knee surgery). Since this instrumentation was not designed specifically for sinus surgery, its use for these procedures was cumbersome and prone to clogging. Because powered instrumentation designed specifically for sinus surgery enables greater access to structures, improves visualization at the site and enables quicker removal of tissue, overall operating time can be reduced by approximately 25% from that of traditional surgical methods with general surgical instruments.

     Surgeons performing complex endoscopic sinus procedures often utilize a series of CAT scans or MRI scans taken prior to surgery to assist in identifying key anatomical landmarks. During surgery, the physician refers to these static images and the real-time image displayed via the endoscope. Recent advancements in computer-assisted image guided systems now allow the CAT scan information to be loaded into a computer and correlated to the surgeon's instruments. As a result, the surgeon can determine the precise location of his instrument within the operative field even when direct visualization is limited. This is especially useful during revision or complicated surgeries due to distorted normal anatomical landmarks. The Company believes this new technology, referred to as image guided surgery, represents a significant growth opportunity as it may allow surgeons to perform complex procedures that previously might not have been attempted. Additionally, as surgeons become more comfortable with the technology, the Company believes that image guided surgery could become the standard of care for all but the most routine sinus procedures.

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

     LARYNGEAL SURGERY. Throat-based procedures include the removal of the tonsils (tonsillectomy) and adenoids (adenoidectomy), the removal of lesions, polyps and tumors on the throat or vocal cords, and the surgical reduction of the uvula (the flap of tissue at the back of the throat and the soft palate).

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

     Lesions, polyps or tumors on the throat or vocal cords have typically been removed by using hand instrumentation, an electrocautery device or a laser. The use of hand instrumentation, electrocautery devices or lasers may result in damage to the surrounding tissue. In addition, lasers and electrocautery devices can destroy the affected tissue and thus prevent the subsequent pathological testing of a tissue sample.

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

     FACIAL PLASTIC SURGERY. Approximately one-third of ENT surgeons in the U.S. currently perform facial plastic procedures. The number of elective procedures for cosmetic purposes is likely to increase due to the general aging demographic trend of the U.S. The procedures covered in this area include: the placement of facial implants to correct defects or augment features in the face; correction and smoothing of wrinkles; facial lifts, which involve stretching the muscles and skin of the face; and facial sculpting, which involves the removal of fat around the neck.

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

     Ventilation tubes are used to treat chronic middle ear infection. Their placement is one of the most common surgical procedures performed in children, with over 1.3 million of these procedures performed in 1997 in the U.S. Conductive hearing loss is caused by damage to the ossicular bone chain in the middle ear from disease, trauma or aging. The replacement of diseased bones of the middle ear with specially designed implants is the preferred method to restore hearing to these patients. Re-engineering in the design and material of the prostheses has, in recent years, improved surgeon technique and patient hearing outcomes.

PRODUCTS

     The Company designs, develops, manufactures, and markets surgical instruments and related disposables and accessories for use by ENT surgeons. The Company believes its broad product lines focused on ENT procedures allow it to be a complete provider to its ENT customer base. The Company also designs, develops and manufactures surgical products for use in ophthalmic and orthopaedic procedures. Set forth below is a description of the Company's products by related subspecialty:

   SINUS AND RHINOLOGY

     Approximately 43%, 37% and 34% of the Company's net sales in 1998, 1997 and 1996, respectively, were derived from a broad line of powered tissue-removal instrumentation systems, visualization products, fluid-control products and hand instruments designed for microendoscopic sinus surgery. The Company has devoted a significant portion of its investment in research and development to the development of procedure-specific products to capitalize on and facilitate the conversion to microendoscopic sinus surgery.

     POWERED TISSUE-REMOVAL INSTRUMENTATION SYSTEMS. To date, the most significant product innovation facilitating the conversion of sinus procedures to less-traumatic techniques has come from the introduction of powered instrumentation designed for ENT procedures. In 1995, the Company introduced the first powered microresector product designed exclusively for use in ENT procedures. These products cut soft tissue and bone through a unique oscillating blade design powered by a small, lightweight surgical handpiece. In the first quarter of 1997, the Company introduced its XPS(R) powered tissue-removal system and in the fourth quarter of 1997, the Company introduced its enhanced XPS(R) 2000 Straight Shot(R) system. This new ENT specific system, which employs straight and curved disposable blades and burs, offers the ENT surgeon significantly increased power with limited blade clogging. The XPS(R) system accounted for approximately 65% of Xomed's core ENT business sales growth during 1998 and the Company had over 1,750 units in place worldwide at the end of 1998.

     VISUALIZATION PRODUCTS. The Company produces and distributes a competitive line of visualization endoscopic equipment designed for use in less-traumatic sinus, head and neck and otology surgery. These products include the Sharpsite(TM) rigid endoscopes and EndoScrub(R) endoscope lense cleaning system. The EndoScrub(R) endoscope lens cleaning system, which was introduced in 1992 and is exclusive to the Company, allows the ENT surgeon to clean a scope lens during surgical procedures without the need to remove and reposition the scope repeatedly.

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

     IMAGE GUIDED SURGERY. In September 1998, the Company entered a strategic alliance with Sofamor Danek (acquired by Medtronics in January 1999) to distribute Sofamor Danek's image guided surgery technology into the ENT market. Under the terms of the agreement, Xomed is responsible for distributing the ENT image guided system under its trade name "LandmarX(TM)" and Sofamor Danek is responsible for product development, manufacturing and support. This system, specifically developed for ENT surgery, allows the surgeon to navigate through the procedure using the additional information supplied by CAT scan x-ray images. In addition to these x-ray images, the surgeon has access to the direct, real time surgical images viewed through the endoscope. The Company began shipping this product in December 1998.

     HAND INSTRUMENTATION. The Company provides a complete line of sinus surgery hand instrumentation comprised of over 400 patterns that have been developed to provide surgeons with an ergonomic design and enhanced precision during surgical procedures.

     RHINOLOGY PRODUCTS. The Company's products for use during surgical repair of the nose include internal and external nasal splints, nasal catheters, airway and irrigation catheters and powered sinus burs.

   HEAD AND NECK

     Approximately 23%, 23% and 25% of the Company's net sales in 1998, 1997 and 1996, respectively, were derived from products and devices related to the head and neck anatomy. The Company has a strong brand franchise in this product subspecialty with its nerve monitoring systems, powered systems and facial plastic implant products. Head and neck surgical techniques are being developed which use the more precise tissue removal of powered instrumentation systems, similar to those being used in sinus surgery, to lessen trauma and bleeding. The Company believes there is significant opportunity to capitalize on and facilitate the conversion of this subspecialty to these new techniques.

     POWERED TISSUE-REMOVAL INSTRUMENTATION SYSTEMS. In mid-1997, the Company introduced several procedure specific blades to address perceived market opportunities for the conversion of certain head and neck procedures to powered instrumentation, thereby further leveraging the Company's installed base of XPS StraightShot(R) systems. Specifically, the Company has introduced cutter blades for use in facial sculpting procedures where facial fatty tissue is removed for cosmetic and other reasons; adenoidectomy blades for more complete and less traumatic removal of adenoids; and laryngeal blades for the removal of polyps, lesions and tumors located on the vocal cords. The Company believes that the market opportunity for conversion of these procedures to powered technology is at least as significant as the powered sinus conversion opportunity.

     POWERED DRILL SYSTEMS. Head and neck surgery requires precision, high-powered drilling to access tumors or tissue behind bone structures. The Company manufactures and markets a line of electric and air-powered drilling systems for such procedures, including the PowerForma(R) electric drill system that uses the XPS(R) console and includes a surgical handpiece and disposable and reusable cutting burs. This new system provides the ENT surgeon with significantly increased cutting speed and precision that will reduce the time necessary to complete these head and neck surgical procedures.

     NERVE MONITORING SYSTEMS. The Company's NIM-2(R) XL nerve monitor products, which were first introduced in February 1995, identify and monitor crucial motor nerve branches during various head and neck procedures. The identification of nerves during many head and neck procedures is becoming a standard of care because the inadvertent cutting of any branches of these nerves could result in facial paralysis. The NIM-2(R) XL provides surgeons with visual and audio indicators through a system which includes a battery-powered electromyographic monitor, disposable electrodes and nerve stimulators.

     FACIAL PLASTICS PRODUCTS. Increasingly, ENT surgeons are performing more facial plastic procedures, including face and brow lifts, facial sculpting and cosmetic facial implants. The Company provides a broad array of products and devices for the facial plastic market. The Company is a worldwide distributor for Implantech Associates, Inc. in the ENT market, providing a broad line of facial plastic implants, including implants to augment the chin, nose and cheek.

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

   OTOLOGY

     Approximately 17%, 19% and 21% of the Company's net sales in 1998, 1997 and 1996, respectively, were derived from otology products. The Company possesses a strong franchise and significant market share in this segment of the ENT market. The Company's otology products include ventilation tubes, middle ear implants and instrumentation used to repair conductive hearing loss and correct other problems associated with the ear. The Company believes that the conversion of ENT procedures to less traumatic techniques is more likely to have a significant effect on the sinus and rhinology and head and neck subspecialties than on the otology subspecialty.

     VENTILATION TUBES. Vent tubes are small tubes surgically implanted into the eardrum to provide ventilation to the middle ear. Vent tubes are primarily used in younger children with severe middle ear infection. The Company markets a full line of vent tubes, including its proprietary Activent(TM) anti-microbial tube.

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

   OPHTHALMIC AND OTHER

     Approximately 17% of the Company's net sales in 1998 and 21% of its net sales in 1997 and 1996 were derived from ophthalmic and other products, with substantially all of such sales from ophthalmic products. The Company develops and manufactures instruments and disposable products for use during various ophthalmic procedures. These products are marketed under the Solan(TM) trademark through a combination of direct sales representatives and distributors specializing in the ophthalmic products market. These instruments include forceps, needle holders, hooks, probes and scissors. The Company's disposable products relating to ophthalmic surgery and other surgical procedures are micro knives, cannulae, trephines, blades, sponges, cauteries, penlights and other miscellaneous products and kits. In addition, in the fourth quarter of 1998, the Solan division introduced the Flapmaker(TM)(1) microkeratome device, which is used during LASIK refractive surgery procedures. The system includes a console and a disposable microkeratome, which creates a flap on the cornea to allow the refractive surgery to take place. The Company's Solan division team has a management team dedicated to the marketing of its ophthalmic products. In connection with its acquisition of TreBay in April 1996, the Company acquired certain devices and disposable products for use during orthopaedic surgery which the Company markets through distributors under the TreBay name. The net sales of orthopaedic products totaled 6%, 9% and 0% of the ophthalmic and other category for 1998, 1997 and 1996, respectively.

SALES AND MARKETING

     The Company has an established worldwide distribution system with an ENT-focused direct sales force and independent distributors for select product specialties and geographic markets. The Company sells to substantially all of the approximately 9,000 ENT specialists in the U.S. through its direct sales force. The Company is the only major manufacturer and marketer of ENT surgical products with a direct sales force exclusively serving ENT specialists. The Company's U.S. sales force focuses its efforts on developing and maintaining business relationships with ENT specialists and surgeons at leading academic institutions whom are considered to be influential in the ENT field. The ability of the Company to build and maintain these relationships within the medical community provides a powerful base for the distribution network and what the Company believes to be a significant competitive advantage, especially in the area of product development. The Company's direct U.S. sales representatives are compensated exclusively through sales commissions. The Company's marketing personnel specialize according to subspecialty within the ENT market as well as by category of product.

     In the international market, the Company sells through both a direct sales force and over 120 independent distributors. The Company maintains a direct sales presence in Canada, the United Kingdom, France, Australia and Germany. The Company sells its products to other countries in Europe, Asia Pacific, Africa, Central and South America and the Middle East using independent distributors. The Company believes it has experienced significant international sales gains as a result of creating a dedicated sales force in certain markets focused exclusively on selling its products.

--------
(1) Flapmaker is a trademark of Hawken Industries, Inc.

     The Company has an exclusive arrangement with the International Center for Otologic Training ("ICOT"), an organization affiliated with the Georgia Ear Institute in Savannah, Georgia. The charter of ICOT is to train internationally based ENT surgeons, many from developing countries, in new and advanced ENT surgical techniques. The Company provides financial support and equipment to ICOT in connection with the training of these ENT surgeons. As a result of this relationship with the Company, the Company believes that these physicians and their affiliated hospitals will be more inclined to purchase the Company's products upon returning to their respective countries.

     The Company utilizes a combination of direct sales representatives and specialty distributors to market its non-ENT products in the U.S. The Company's Solan ophthalmic products are marketed in the U.S. through a network of direct sales representatives and dealers specializing in ophthalmic product sales. Outside of the U.S., the Solan ophthalmic product line is typically marketed through the same direct and independent distributor system as the Company's ENT product lines. The TreBay brand of orthopaedic hip revision instruments is marketed in the U.S. through an exclusive arrangement with a major orthopaedic company.

     The Company seeks to maintain inventory levels that provide its customers with a high standard of service. In addition, the Company may build inventories in advance of new product launches to support sales as well as to provide its sales force with product samples. The Company generally allows its customers to return products for any reason within 45 days of shipment.

PRODUCT DEVELOPMENT

     In each of the last four years, new products have accounted for an increasing percentage of the Company's total sales. In 1998, 1997 and 1996, products introduced within the last three years of the relevant fiscal year represented approximately 35%, 29%, and 23% of the Company's ENT sales, respectively.

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

     The Company employs mechanical, electrical, materials and polymer engineers to develop the various products offered or contemplated by the Company. The Company's research and development department has a broad range of electro-mechanical skills to address the Company's various hand instruments, implants, electrical powered systems, polymer products and disposable products. Currently, the Company's research and development department consists of thirteen engineers experienced in various technical specialties relevant to the Company's core products.

     The research and development engineers work closely with leading surgeons in assessing new surgical procedures for opportunities to develop products intended to complement current products and new "state of the art" devices that fit within the overall Company's business strategy. During 1998, 1997 and 1996, the Company spent $4.7 million, $4.1 million, and $3.7 million, respectively, in connection with research and development activities.

     The Company also is pursuing research and development projects that target markets outside of ENT. The Company currently has active projects to develop products for the plastic and reconstructive surgery market.

SUPPLIERS

     Although most of the purchased components utilized by the Company in manufacturing are available from more than one supplier, certain materials, including thermoplastic elastomer ("TPE") based materials and certain fluoropolymers used in its ventilation tubes, are obtained from a single supplier. Daikin America, Inc. supplies the Company with the TPE-based materials and is not obligated to supply the materials to the Company for any fixed period of time. If the supply of materials from a single source supplier were interrupted in the future, replacement or alternative sources may not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would need to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time, and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims.

     In addition to purchased components for manufacturing, the Company also sources certain finished products or near finished products from third parties for distribution into the ENT and ophthalmic markets. Although most products obtained in this manner are available from more than one supplier, certain products, including the Company's LandmarX(TM) image guided surgery system and the Company's Flapmaker(TM) microkeratome system include proprietary technology which is owned by the respective suppliers. If the supply of these products were to be interrupted, replacement or alternative sources may not be readily obtainable due to the high cost and expertise required to develop replacement technology internally or the inability to secure similar technology from alternative suppliers.

COMPETITION

     The markets served by the Company are highly competitive. The Company believes that the primary competitive factors affecting its business are the reliability, cost-effectiveness, ease of use, safety and effectiveness of its products; surgeon and purchaser familiarity with its products; and third-party reimbursement policies. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the relative speed with which the Company can develop products, complete approval or clearance processes and supply sufficient quantities of the products to the market are also important competitive factors. The Company believes that its ability to compete successfully in the ENT markets will depend on its ability to maintain market share with its core product base and to facilitate the conversion of traditional surgical procedures to microendoscopy surgical techniques using innovative technology developed by the Company. See "Risk Factors--Possible Adverse Effects of Significant Competition."

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

GOVERNMENT REGULATION

     The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration ("FDA") and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as manufacturing, labeling, promotion and recordkeeping procedures for such devices. For purposes of these regulations, the Company's products are generally treated as medical "devices." In order for the Company to market its products in the U.S., the Company must obtain marketing clearance from the FDA through what is known as a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in what is known as pre-market approval ("PMA"). The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time-consuming. There is no assurance that such clearance will be granted for any of the Company's products that are under development or any of its future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

     A manufacturer may seek FDA clearance to distribute a new medical device by filing a 510(k) pre-market notification. A 510(k) pre-market notification requires the manufacturer of a medical device to establish that the device is "substantially equivalent" to medical devices legally marketed in the U.S. The 510(k) pre-market notification must be accompanied by appropriate information or data establishing the claim of substantial equivalence, which, depending on the type of product, may require animal or human clinical data. If this substantial equivalence is established to the satisfaction of the FDA, the manufacturer will receive FDA clearance for marketing of the medical device. The 510(k) pre-market notification process generally takes at least three months. If the manufacturer cannot establish substantial equivalence or if the FDA determines that a device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application prior to obtaining approval to market the device in the U.S. The PMA process requires laboratory and animal studies, the submission to the FDA of a request for permission to clinically evaluate the medical device in humans under an Investigational Device Exemption ("IDE"), the conduct of human studies meeting the requirements of the institutional review board of the study institution, the written informed consent of all participating patients, the submission of a PMA application, the review of the human studies by an FDA-selected scientific advisory panel and final review (including manufacturing facilities review) and approval by the FDA. This process is expensive and time-consuming, generally taking more than a year and often substantially longer.

     All of the products currently marketed by the Company either have received FDA marketing clearance pursuant to 510(k) pre-market notifications or PMA applications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of their status as pre-amendment devices (I.E., devices introduced into interstate commerce prior to May 28, 1976). Although the Company anticipates that, at least in the near term, its products generally will be evaluated under the 510(k) pre-market notification process, there can be no assurance that the Company's current or future products may not be subjected to the PMA process or that the Company's current or future products in development will receive FDA marketing clearance.

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

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations ("QSR"). These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunctions were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

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

     For countries in the European Union ("EU"), CE mark certification procedures became available in January 1995 for medical devices. Since June 1998, medical devices must display the CE mark to be sold in EU countries. Successful completion of these procedures allows certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to their products, medical device companies must obtain certification that their processes meet European quality standards, including certification that their design and manufacturing facilities comply with ISO 9001 standards. All of the Company's products marketed in the countries comprising the EU have been CE marked. The Company successfully obtained certification under the ISO 9001 standards in November 1995. In addition, international sales of medical devices manufactured in the U.S. but not approved by the FDA for distribution in the U.S. are subject to FDA export requirements. Under these requirements, the Company must assure that the product is not in conflict with the laws of the country for which it is intended for export, in addition to complying with the other requirements of Sections 801(e) and/or 802 of the United States Food, Drug and Cosmetic Act.

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

     Other trends in third party reimbursement programs may impact the Company's results of operations and financial position. During the past several years, major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their health care reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the health care provider. If the treatment costs less, the provider is still reimbursed for the entire fixed amount; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as the Company's instrumentation when they are furnished or used in connection with inpatient care. Many private third-party payors and some state Medicaid programs have also adopted similar prospective payment systems.

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

     As of January 31, 1999, the Company held 62 U.S. patents and 11 foreign patents, and had filed 40 additional U.S. patent applications and 4 patent applications in certain major industrial countries. The Company is also licensed under 9 patents owned by third parties.

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

     The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, is likely to result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third-party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternative technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, such an adverse determination could require the company to pay retroactive license fees or other monetary damages.

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

PRODUCT LIABILITY AND INSURANCE

     The business of the Company entails the risk of product liability claims and any such claims could have an adverse impact on the Company. The Company has taken and will continue to take what it believes are appropriate precautions against this risk, including maintaining general liability and commercial liability insurance policies which include adequate coverage for product liability claims. The Company evaluates its insurance requirements on an ongoing basis to enable it to maintain adequate levels of coverage. There can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all. The Company currently is involved in certain legal proceedings involving product liability claims. Based on information presently available to the Company, the Company believes that it has adequate legal defenses and/or insurance coverage for these actions, and that the ultimate outcome of these actions will not have a material adverse effect on the Company's business, financial condition and results of operation.

EMPLOYEES

     As of December 31, 1998, the Company had 724 full-time employees and 5 temporary employees, including 309 in production, 122 in professional and technical positions, 100 in administration and 198 in sales and marketing. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel, most of whom joined the Company in April 1996, and upon the Company's continuing ability to attract and retain highly qualified managerial, operational, technical and sales and marketing personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key personnel or that it will be able to attract and retain additional qualified personnel in the future. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory.

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

     DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The Company does not maintain key man life insurance that provides for the payment of proceeds to the Company on any of its employees. The loss of the services of certain of these individuals or of other key personnel could have a material adverse effect on the Company. Although the Company has entered into an employment agreement with each of James T. Treace, its President, Chief Executive Officer and Chairman, and F. Barry Bays, its Senior Vice President, Operations and Chief Operating Officer, that includes non-competition covenants, there can be no assurance that either of these individuals or any other key employee will not terminate his or her employment with the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial, operational, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires. See "Employees."

     RISKS ASSOCIATED WITH DIRECT INTERNATIONAL SALES OPERATIONS AND CURRENCY EXCHANGE RISKS. Within the past four years, the Company has established direct sales operations in five countries. The failure of these direct sales operations to develop successfully may have a material adverse effect on the Company's business, financial condition or results of operations. International sales (including export sales) accounted for approximately 29% of the Company's net sales in fiscal 1998 and 30% of net sales in 1997, and the Company expects that international sales will continue to be a significant portion of the Company's business. Fluctuations in currency exchange rates, as well as increases in duty rates, and difficulties in obtaining export licenses may adversely affect the Company's international business. The Company's establishment of direct international sales operations further increases its exposure to fluctuations in currency exchange rates, which may adversely affect reported sales and earnings, because the sales of these operations are denominated in local currency and not in U.S. dollars. Although the Company in 1997 began hedging its intercompany foreign currency receivables to protect against uncertainty in the level of future exchange rates, there can be no assurance that such hedging will succeed in protecting against such uncertainty. International sales in emerging economies are also subject to potential political and economic instability, regional conflicts, unexpected changes in regulatory requirements, longer payments cycles, great difficulty in receivable collection, potentially adverse tax consequences and trade restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT FOR COSTS OF PRODUCTS. Demand for the Company's products is likely to depend in part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will be available from government third-party payors (including the Medicare and Medicaid programs), government health administration authorities, private health insurers and other organizations. These third-party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control health care costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. Although the Company believes that the development of procedure-specific instrumentation for use in less traumatic procedures may in certain cases reduce overall operating time and therefore reduce the aggregate cost of those procedures, there can be no assurance that the development of such products will have this effect or that third-party payors will reimburse the costs of such instrumentation. In addition, although the Company does not depend on reimbursement from third-party payors with respect to its products used in surgical cosmetic procedures, there can be no assurance these procedures will not become subject to third-party reimbursement in the future. Third-party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. If government or third-party payors does not provide coverage and adequate reimbursement levels for use of the Company's products, the Company's business, financial position and ability to market its technologies or products will be adversely affected. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. To the extent that any of the Company's products are not entitled to reimbursement in an international market, market acceptance of such products in such international market would be adversely affected. See "Third-Party Reimbursement."

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

     EXTENSIVE GOVERNMENT REGULATION. The Company's products, product development activities, promotional and marketing activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the U.S., the FDA regulates the interstate commerce of medical devices as well as the manufacturing, labeling, promotion and recordkeeping procedures for such devices. In order for the Company to market its products in the U.S., the Company must obtain from the FDA marketing clearance through a 510(k) pre-market notification or obtain approval through a more detailed application process resulting in a PMA. The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

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

     All of the products currently marketed by the Company either have received marketing clearance pursuant to 510(k) pre-market notifications or PMA applications filed by the Company and cleared by the FDA, or are exempt from obtaining marketing clearance by virtue of (1) their status as pre-amendment devices (I.E. devices introduced into interstate commerce prior to May 28, 1976) or (2) their 510(k) exemption by regulation where applicable. A 510(k) pre-market notification requires the manufacturer of a medical device to establish that the device is "substantially equivalent" to medical devices legally marketed in the U.S. For future products, there can be no assurance that the FDA will concur with the Company's 510(k) request for clearance or that the FDA will not require the Company to file PMA applications. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of submission, if approval is obtained at all. Significant delay or cost in obtaining, or failure to obtain FDA clearance to market products, or any FDA limitations on the use of the Company's products could have a material adverse effect on the business, financial condition and results of operations of the Company.

     In addition, the FDA's Quality System Regulations ("QSR") must be adhered to with respect to all of the products manufactured by the Company and its contract manufacturers. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspection by state and federal agencies, including the FDA. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning design, manufacturing, testing, quality control, record keeping and product labeling practices.

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

     A portion of the Company's revenue is dependent upon sales of its products outside the U.S. Foreign regulatory bodies have established carrying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Since June 1998, medical devices cannot be sold in EU countries unless they display the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to its products, the Company must obtain and maintain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. All of the Company's products marketed in the countries comprising the trading members of the EU have been CE marked. There can be no assurance that the Company will be able to maintain CE mark certification for its products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations. See "Government Regulation."

     The Company also is subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to knowingly and willfully offer, pay solicit or receive any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind in return for or to induce (a) the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or (b) the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of any good, facility, service, or item. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment that contain false or fraudulent information. Violations of these laws are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs, including Medicare and Medicaid. The Company has never been challenged by a governmental authority under these laws and believes that, based on this history, its operations are in material compliance with such laws. However, because of the broad scope of some of these laws, there can be no assurance that one or more of the Company's practices would not be challenged by governmental authorities under certain of these laws, that the Company would not be required to alter its practices as a result, or that the occurrence of one or more of these events would not result in material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to develop patentable products, obtain patent protection for its products both in the U.S. and in other countries and enforce its patents. The Company's competitive position and business operations do not materially depend on any expired patents or patents expiring in the near future. However, the patent positions of medical device companies are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The enforceability of patents issued with respect to biomedical products can be highly uncertain. Federal court decisions establishing legal standards for determining the validity and scope of patents are in transition. There can be no assurance that the historical legal standard surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company would ultimately be able to protect meaningful rights to such unpatented proprietary technology.

     The commercial success of the Company will also depend in part on its not infringing patents issued to others or breaching the licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the licenses or conversion of the licenses from being exclusive to nonexclusive in nature.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of proprietary rights of other parties. In particular, competitors of the Company and other third parties hold issued patents and are assumed by the Company to hold pending patent applications, which may result in claims of infringement against the Company or other patent litigation. The Company also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

     The Company relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Patents, Trade Secrets and Proprietary Rights."

     DEPENDENCE UPON KEY SUPPLIERS. Although the Company believes that there are a number of possible vendors for most of the components and subassemblies required for its products, certain materials, including TPE-based materials and certain fluoropolymers used in certain of its ventilation tubes, currently are obtained from a single source. Although it is not presently the case, if the supply of materials from a single source vendor were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements that the Company certify as to the quality and suitability of the new or alternate material. In addition, a new or supplemental filing would be required to be approved prior to the Company's marketing a product containing new material. This approval process may take a substantial period of time, and there is no assurance that the Company would be able to identify, certify or obtain the necessary regulatory approval for the new material to be used in the Company's products. In addition, certain suppliers could terminate or limit the sales of certain materials to the Company for use in medical devices in an attempt to limit their potential exposure to product liability claims.

     In addition to purchased components for manufacturing, the Company also sources certain finished products or near finished products from third parties for distribution into the ENT and ophthalmic market. Although most products obtained in this manner are available from more than one supplier, certain products including the Company's LandmarX(TM) image guided surgery system and the Company's Flapmaker(TM) microkeratome system include proprietary technology which is owned by the respective suppliers. If the supply of these products were interrupted in the future, replacement or alternative sources may not be readily obtainable due to the high cost and expertise required to develop replacement technology internally or the inability to secure similar technology from alternative suppliers. See "Suppliers."

     PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical instrumentation entail significant risk of product liability claims in the event that the use of such instrumentation is alleged to have resulted in adverse effects on a patient. The Company has taken and will continue to take what it believes are appropriate precautions, including maintaining general liability and commercial liability insurance policies which include coverage for product liability claims. Although the Company maintains what it believes to be adequate insurance, there can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the sale of its products. In addition, the Company may require, or desire to obtain, increased product liability coverage in the future. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, it is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products, as well as damage the Company's reputation in any or all markets in which it participates. See "Product Liability and Insurance."

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

     ANTI-TAKEOVER CONSIDERATIONS. The Company's Second Restated Certificate of Incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the Board of Directors may determine. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring or making a proposal to acquire, a majority of the outstanding Common Stock of the Company and could adversely affect the prevailing market price of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of preferred stock that may be issued in the future. The Company has no present plans to issue any shares of preferred stock. In addition, the Company is subject to the provisions of
Section 203 of the Delaware General Corporation Law, which could prohibit or delay a merger, takeover or other change in control of the Company and therefore discourage attempts to acquire the Company.

ITEM 2. PROPERTIES

     The Company owns its 109,000 square foot corporate headquarters and manufacturing facility located in Jacksonville, Florida. Over 30,000 square feet is dedicated to manufacturing and a new 45,000 square foot distribution/warehouse facility was completed in November of 1998. The Company has numerous manufacturing capabilities at the Jacksonville facility, including: injection molding; insert molding; computerized numerical control machining; CAD/CAM; form, fill and seal; ethylene oxide gas sterilization utilizing a Joslyn gas reclamation system; specialty surgical instrument manufacturing; tool design and manufacturing; design and production of manufacturing equipment; electronics assembly; bar code technology; and automated storage systems. Construction of additional administrative offices has begun and is scheduled to be completed in 1999.

     The Company owns a 34,000 square-foot manufacturing facility and a 6,300 square-foot distribution facility in Mystic, Connecticut where the Company's Merocel product line of fluid-control products is manufactured. Also, the Company owns a 26,000 square-foot manufacturing facility in St. Aubin, France where it manufactures precision hand-held instruments.

     In addition to these owned properties, the Company leases office and warehouse space at its direct sales locations in Mississauga, Canada; Bristol, England; Gilching, Germany; Sydney, Australia; and Paris, France (which will be closed in 1999 as a result of the acquisition of Micro-France). See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     Currently, the Company operates two manufacturing shifts in Jacksonville and one shift in Mystic and St. Aubin and has the ability to increase production levels of its current product line without expanding its manufacturing facilities. The Company believes that the properties, in conjunction with the planned expansion, are adequate to serve the Company's business operations for the at least the next two years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock began trading on the NASDAQ National Market on October 11, 1996 at $21 per share.

     The following shows the high and low market prices for each quarter over the last two years:

                    FIRST                  SECOND                  THIRD                  FOURTH
-----------  ---------------------  ----------------------  ---------------------  ---------------------
MARKET
PRICE          1998       1997        1998        1997        1998       1997        1998       1997
-----------  ---------  ----------  ----------  ----------  ---------  ----------  ---------  ----------
High         $19-5/8    $13-1/3     $22-1/8     $20-7/16    $27-1/8    $16-7/16    $32-5/8    $16
Low          $14        $7-13/16    $17-3/4     $10-3/16    $18-1/2    $12-7/16    $24-5/8    $13-3/16

     The total number of holders of record of Common Stock as of February 26, 1999 was approximately 120. The Company's Common Stock closed at $36.375 on that date.

     The Company historically has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the next few years. In addition, the Company's Amended and Restated Credit Agreement with its bank restricts the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of the Company for each of the five years ended December 31, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

                                                             1998           1997            1996            1995           1994(l)
                                                          ---------       ---------       ---------       ---------       ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL RESULTS
Sales, net ..........................................     $  91,383       $  77,240       $  65,664       $  59,865       $  42,475
Cost of sales .......................................        35,284          30,475          25,926          22,256          15,350
Amortization of acquisition costs allocated to
   inventory ........................................            --              --              --             919           3,883
                                                          ---------       ---------       ---------       ---------       ---------
Gross margin ........................................        56,099          46,765          39,738          36,690          23,242

OPERATING EXPENSES
   Selling, general and administrative ..............        34,335          30,334          26,799          27,077          19,126
   Research and development .........................         4,681           4,088           3,659           2,405           1,958
   Amortization of intangibles (2) ..................         2,417           2,374           2,421           2,579           2,652
   Write-off of acquired research and development (3)         1,153              --           2,380              --              --
   Restructuring and other charges (4) ..............         1,809              --           3,093              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Total operating expenses ............................        44,395          36,796          38,352          32,061          23,736
                                                          ---------       ---------       ---------       ---------       ---------
Operating income from continuing operations .........        11,704           9,969           1,386           4,629            (494)

Interest income (expense), net ......................           559            (104)         (2,205)         (3,063)         (2,148)
Loss on impairment of investments (5) ...............          (828)             --              --              --              --
Other income, net ...................................            69             234             525             114             313
                                                          ---------       ---------       ---------       ---------       ---------

Income before income tax expense (benefit) ..........        11,504          10,099            (294)          1,680          (2,329)
Income tax expense (benefit) ........................         4,424           3,969             873           1,355            (774)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from continuing operations ............     $   7,080       $   6,130       $  (1,167)      $     325       $  (1,555)
                                                          =========       =========       =========       =========       =========

PER SHARE (6)
Income (loss) from continuing operations available
   to common shareholders ...........................     $    0.61       $    0.56       $    0.76       $   (2.35)      $   (3.47)
                                                          =========       =========       =========       =========       =========
Income (loss) from continuing operations available
   to common shareholders - diluted .................     $    0.59       $    0.54       $   (0.15)      $   (2.35)      $   (3.47)
                                                          =========       =========       =========       =========       =========
Weighted average common shares outstanding-diluted ..        12,088          11,268           7,802           1,514           1,227
                                                          =========       =========       =========       =========       =========

FINANCIAL CONDITION
Working capital .....................................     $  32,534       $  26,106       $  18,460       $  12,234       $  12,744
Cost in excess of net assets acquired, net ..........        49,488          42,399          44,389          46,381          54,300
Total assets ........................................       141,996          95,727          94,056          93,123          95,720
Long-term debt including redeemable preferred stock .        13,062              --           3,563          90,488          89,985
Total shareholders' equity (deficit) ................       114,242          86,509          79,567         (13,058)         (7,336)

--------
(1) The statement of operations data includes the results of operations of Xomed-Treace since the date of its acquisition by the Company in April 1994.
(2) Amortization of intangibles included in total operating expenses includes amortization of foreign distribution rights of $162,000 and $838,000, respectively, for the years ended December 31, 1995 and 1994, respectively.
(3) Research and development acquired in the purchase of TreBay Medical for the year ended December 31, 1996. Research and development acquired in the purchase of Micro-France for the year ended December 31, 1998. See Note No.1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4) Restructuring charge related to combination of certain operations and termination of employees for the year ended December 31, 1996. Restructuring charge related to combination of certain operations and termination of certain employees and termination of two supplier agreements for the year ended December 31, 1998. See Note No.6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5) Loss recorded related to a portion of the Company's portfolio of investments. See Note No. 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(6) The earnings per share have been adjusted to give effect to the three-for-two split of the Company's Common Stock effective November 30, 1998. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Additionally, basic earnings per share for 1994 and 1995 were reduced by accreted preferred stock dividends of $2.20 and $2.57 per share, respectively, and increased in 1996 by $1.04 per share related to dividend forgiveness. Diluted earnings per share was affected similarly in 1994 and 1995, but not affected in 1996 due to the dilutive effect of the preferred shares using the if-converted method of calculating per share earnings when preferred stock is outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS--RISK FACTORS" AND BELOW. READERS ARE CAUTIONED NOT To PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SELECTED HISTORICAL FINANCIAL INFORMATION (ITEM 6) AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, WHICH ARE INCLUDED IN THIS FORM 10-K.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     NET SALES. Net sales increased 18.3% to $91.4 million in 1998 from $77.2 million in 1997. 65.3% of the increase relates to growth of the XPS(R) powered tissue removal system and related disposable products. The Company's core ENT business of sinus and rhinology, head and neck and otology increased 23.4%, which resulted in these product lines representing 82.6% of the Company's revenue in 1998 as compared to 79.2% in 1997. Non-ENT business decreased 1.1%, relating primarily to a reduction in sales of orthopaedic instruments under a contract with one customer and discontinuance of certain product lines in the international market. These decreases were partially offset by a 5.9% increase in sales of Solan ophthalmic products. Total domestic sales increased 20.1% and international sales increased 14.1% in 1998 over 1997. Increased sales to Japan accounted for 37.7% of the total increase in international sales. During 1998, the Company received regulatory approval to sell its XPS(R) system and PowerForma(R) drill in Japan. Excluding the unfavorable effects of foreign currency comparisons, international sales were up 16.3% from 1997.

     COST OF SALES. Cost of sales increased 15.8% to $35.3 million in 1998 from $30.5 million in 1997. As a percent of sales, cost of sales was 38.6% in 1998 as compared to 39.5% in 1997. Gross profit was 61.4% in 1998 as compared to 60.5% in 1997. The improvement in gross profit primarily relates to increased sales of disposable products for the XPS(R) system, manufacturing cost reductions, and price increases in certain product lines.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 13.2% to $34.3 million from $30.3 million in 1997. For 1998, as a percent of sales, selling, general and administrative expenses were 37.6% as compared to 39.3%, in 1997. This decrease, as a percent of sales, is due to increasing sales and certain semi-fixed general and administrative expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 14.5% to $4.7 million in 1998 but decreased as a percent of sales to 5.1% in 1998 from 5.3% during 1997. Major new product spending in 1998 related to straight and curved cutter blades, enhancements to the XPS(R) system, development of the NIM-Response(TM) nerve integrity monitor, increased clinical and regulatory activity, and other projects. The Company believes it has a strong base of proprietary engineering, manufacturing and biomaterial capabilities upon which to build its future research and development efforts.

     AMORTIZATION. Amortization expense increased to $2,417 million from $2,374 million in 1997. The amortization relates primarily to approximately $49.9 million of goodwill generated from the Xomed Acquisition in April 1994, which is being amortized over 25 years.

     WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. The Micro-France acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $13.0 million, net of cash acquired, was allocated to the individual assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The transaction resulted in a cost in excess of net assets acquired of $10.2 million, of which $1.2 million was allocated to in-process research and development and charged to expense in the fourth quarter of 1998. The in-process research and development was valued based on management's projections of cash flows, the estimated stage of completion of the development project and costs to achieve technological feasibility of the products. Estimated costs to achieve technological feasibility are less than $50,000.

     RESTRUCTURING AND OTHER CHARGES. As noted previously under "Business-- Background", the Company incurred restructuring and other charges in the fourth quarter of 1998 of $1.8 million consisting of (i) $580,000 related to the transfer of a portion of the manufacturing process for Merocel sinus packing material from the Company's facility in Mystic, Connecticut to its main facility in Jacksonville, Florida, (ii) $ 261,000 related to the closure of the Company's sales office in Paris, France, which is being consolidated into its recently acquired Micro-France office in St. Aubin, France, and (iii) $1.0 million related to the termination of two supplier agreements. See Note 6 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     INTEREST AND OTHER. Interest expense decreased 70.1% to $84,000 in 1998 from $280,000 in 1997 due to lower average debt levels during the current period. Interest and dividend income increased 265.3% to $643,000 in 1998 from $176,000 in 1997. The increase of $467,000 relates to a higher average balance of invested assets during the current period due to proceeds from a secondary stock offering as previously discussed in "Business--Background". Other income decreased to $69,000 in 1998 from $234,000 in 1997. The majority of this decrease relates to foreign currency exchange costs.

     LOSS ON IMPAIRMENT OF INVESTMENT. In the fourth quarter of 1998, the Company recognized a loss of $828,000 related to a write-down of the Company's portfolio of investments, which loss was deemed to be other-than temporary. See
Note 5 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     INCOME TAXES. The Company's effective tax rate was 38.5% for 1998 as compared to 39.3% in 1997. This difference related principally to the dividend-received exclusion on dividend income.

     NET INCOME. Net income increased 15.5% to $7.1 million in 1998 from $6.1 million in 1997. As discussed above, the Company incurred $3.8 million of special charges ($2.3 million after tax) consisting of (i) $1.2 million related to the write-off of acquired research and development, (ii) $1.8 million related to restructuring and other charges and (iii) $828,000 related to loss on impairment of investments. Excluding the effect of these items, net income would have been $9.4 million, which represents an increase of 53.2% over the $6.1 million reported in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales increased 17.6% to $77.2 million in 1997 from $65.7 million in 1996. On a sequential quarter basis, the Company generated overall sales growth of 9.2% in the first quarter of 1997, 15.4% in the second quarter, 17.7% in the third quarter and 27.9% in the fourth quarter when compared to the prior year's comparable quarters. The improvement in sales growth in each successive quarter of 1997 relates principally to accelerating growth in sinus and rhinology product lines as a result of the Company's introduction of its XPS Straight Shot(R) system used in endoscopic sinus procedures and an overall improvement in the Company's international business in the third and fourth quarters due to recent new product introductions and improving availability of funding in certain international healthcare systems in which the Company competes. In the core businesses of sinus and rhinology, head and neck and otology, sales increased 17.2% in 1997 over 1996, which resulted in these product lines representing 79.2% of the Company's revenue in 1997 as compared to 79.5% in 1996. Total domestic sales increased 20.5% in 1997 compared with 1996, and international sales increased 11.5% in 1997 compared with 1996. Excluding the unfavorable effects of foreign currency comparisons, international sales were up 15% from 1996.

     COST OF SALES. Cost of sales increased 17.6% to $30.5 million in 1997 from $25.9 million in 1996. As a percent of sales, cost of sales was 39.5% in 1997 and 1996. Gross profit was 60.5% for both 1997 and 1996. The margin in 1997 was depressed due to higher volumes of lower margin products, including the orthopaedic instrument line, which was offset by higher margins in sinus and rhinology attributed to new product introductions.

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

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 11.7% to $4.1 million in 1997 from $3.7 million in 1996, but decreased as a percent of sales to 5.3% in 1997 from 5.6% during 1996. Major new product spending in 1997 related to straight and curved cutter blades, enhancements to the XPS(R) microresector system - coupled with the introduction of the XPS(R) 2000 microresector system in December 1997 - as well as other projects.

     OPERATING INCOME. Operating income for 1997 was $10.0 million compared to $1.4 million for 1996. The increase in operating income of $8.6 million for 1997 from 1996 relates to the discussion above, and also to a $3.1 million restructuring charge and the $2.4 million write-off of in-process research and development in conjunction with the purchase of TreBay, both of which were recorded in the second quarter of 1996. For 1997, operating income as a percent of sales was 12.9% compared to 10.4% for 1996, after adding back the restructuring and write-off charges which occurred only in 1996. This increase as a percent of sales related to fixed amortization expense and semi-fixed expenses within the general and administrative category.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivatives are offset against the change in fair value of the hedged assets or liabilities and either included as a component of comprehensive income or recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS 133 will have on the Company's results of operations, cash flows or financial position.

RECENT EVENTS

     STOCK SPLIT. Effective November 30, 1998, the Company declared a stock split whereby each shareholder of record on November 16, 1998 received as a dividend for every two shares of Common Stock held, one additional share of Common Stock. The shareholders received cash in lieu of fractional shares.

     WARBURG, PINCUS INVESTORS, L.P. STOCK DISTRIBUTION. Warburg, Pincus Investors, L.P. ("Warburg") informed the Company that, on November 4, 1998, it distributed to its partners approximately 1.2 million shares of Common Stock, representing approximately 51% of Warburg's holdings in the Company and 15% of the Company's outstanding Common Stock. Further, on January 12, 1999, Warburg distributed substantially all of its remaining holdings in the Company to its partners. Warburg also informed the Company that the distribution is consistent with Warburg's practice of distributing the shares of investments it deems successful directly to its partners. The partners receiving the distribution consist primarily of institutional investors including several large public and private pension funds. After the distributions, Warburg's remaining holdings represented less than 1% of the Company's outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into an Amended and Restated Credit Agreement with its bank in May 1997 under which it may borrow through a revolving credit facility (the "line of credit") up to $25 million to be used for working capital needs and potential acquisitions. See Note No. 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

     For the year ended December 31, 1998, the Company generated $9.7 million from operating activities as compared with $6.4 million cash generated in the prior year. In 1998, the Company had a net use of cash of $4.7 million within inventory, accounts receivable and accounts payable as compared to a net use of cash within these components of $6.6 million in 1997. An increase in inventories of $4.8 million comprised a significant use of cash in 1998 primarily due to increased inventories of instruments, XPS(R)-related products and nerve-monitoring products which is related to the Company's growth in sales.

     Cash used in investing activities was $40.7 million in 1998 as compared to $2.3 million used in 1997. $17.4 million of the proceeds from the secondary stock offering was invested in preferred stocks pending use for other operating and investing purposes. The Company acquired Micro-France at the end of 1998 for $13.0 million net of cash acquired. Property and equipment expenditures were $7.7 million in 1998 as compared to $2.4 million in 1997, primarily related to expansion of the warehouse and production facilities at Jacksonville, Florida. During 1998, the Company paid certain suppliers $2.5 million related to product distribution rights.

     Cash provided by financing activities was $33.5 million in 1998 compared to $3.0 million used in 1997. The Company received $20.2 million from a secondary stock offering in July 1998. The borrowing on the line of credit increased $13.1 million in 1998 to finance the acquisition of Micro-France. During 1998, $292,000 was received from the exercise of stock options as compared to $655,000 in 1997.

     The Company expects to spend approximately $9.7 million in 1999 on capital acquisitions of which $5.7 million relates to its corporate headquarters expansion (See Item 2--Properties). The Company expects to fund these expenditures with cash from operations.

     Based on the Company's ability to generate cash flow from operations and with the availability of borrowing under its line of credit, the Company believes it will be able to finance its working capital and expansion needs for the next 24 months.

YEAR 2000

     The Company has undertaken an internal assessment of its operations, including its information systems, financial systems and its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company's focus on this issue is to avoid any adverse effect on business operations and ensure that transactions with customers, suppliers, and financial institutions are fully supported. This internal assessment is approximately 90% complete at present, and the Company expects to finish the assessment process by June 1999. The Company plans to devote the necessary resources to resolve any significant Year 2000 issues in a timely manner. To date, the Company has performed limited testing of systems, and may conduct further testing and/or an external audit following the conclusion of its assessment. To date, only internal time and costs have been incurred related to investigating and testing related to the Year 2000 issue. These costs are immaterial to date. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between $50,000 and $100,000, respectively.

     The Company has surveyed its significant suppliers, customers and other third parties to determine their Year 2000 readiness and, to date, has received responses from approximately 60% of those surveyed, a majority of whom have certified they are compliant. The Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999. The Company has also initiated a formal program to advise customers, distributors and suppliers of the Year 2000 issue; however, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing or interface with key customers, or with processing orders and billing. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of critical information systems failure or the failure of suppliers, distributors or customers. Any such interruption may have a material adverse impact on future results. Since their possibility cannot be eliminated, the Company is incorporating Year 2000 concerns into its contingency plans for dealing with catastrophic events. Although the Company expects its remediation efforts will be completed on a timely basis, failure to do so could have a material adverse effect on the Company's systems and results of operations which could lead to an inability to process customer orders, ship products, bill customers and collect payments. While the Company has taken the steps outlined above, there can be no certainty that the systems and products of other companies on which the Company relies will not have a material adverse effect on the Company's operations. In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan in fiscal year 1999. Based on existing information, the Company believes the anticipated spending to become Year 2000 compliant will not have a material adverse effect on the Company's financial condition, cash flows or results of operations. Nevertheless, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

SALES

     SALES BY PRODUCT CLASSIFICATION. The Company derives sales from various markets within the ENT industry. Sinus and rhinology, head and neck and otology are the three core markets in which the Company operates. In addition to products for these markets, the Company has other product offerings, including a line of ophthalmic products, which the Company distributes through independent dealers as well as a direct sales force. The following table summarizes the Company's worldwide product line sales during the periods indicated:

                                                           YEARS  ENDED   DECEMBER   31,
                                                        ---------------------------------
                                                          1998        1997         1996
                                                        --------    --------     --------
                                                                (IN THOUSANDS)
SALES:
   Sinus and Rhinology.............................     $38,981     $28,848      $22,247
   Head and Neck...................................      21,372      17,847       16,114
   Otology.........................................      15,124      14,465       13,841
                                                        -------     -------      -------
     Total Core Business...........................      75,477      61,160       52,202
   Ophthalmic and Other............................      15,906      16,080       13,462
                                                        -------     -------      -------
     Total.........................................     $91,383     $77,240      $65,664
                                                        =======     =======      =======

                                                           YEARS  ENDED   DECEMBER   31,
                                                        ---------------------------------
                                                          1998        1997         1996
                                                        --------    --------     --------

PERCENTAGE OF TOTAL SALES:
   Sinus and Rhinology...............................      42.7%       37.4%        33.9%
   Head and Neck.....................................      23.4        23.1         24.5
   Otology...........................................      16.5        18.7         21.1
                                                        -------     -------      -------
        Total Core Business..........................      82.6        79.2         79.5
   Ophthalmic and Other..............................      17.4        20.8         20.5
                                                        -------     -------      -------
     Total                                                100.0%      100.0%       100.0%
                                                        =======     =======      =======

     SALES BY GEOGRAPHIC MARKET. The Company distributes its products on a worldwide basis through an almost 100-person direct sales force in the U.S. and selected other countries and through a network of over 130 independent distributors. The Company's core ENT products are sold in the U.S. only on a direct sales basis.

     Approximately 29%, 30% and 32% of the Company's net sales in 1998, 1997 and 1996, respectively, were made outside the U.S. through direct operations in the United Kingdom, Canada, France, Germany and Australia, as well as through independent international distributors, many of whom distribute the Company's products exclusively. The portion of sales made outside the U.S. in 1998 was lower than 1997 primarily due to economic difficulties in the Asia region as well as the unfavorable effects of foreign currency rate comparisons in international markets in 1998. The portion of sales made outside the U.S. in 1997 was lower than 1996 primarily due to international markets only having six months of sales from the Company's new XPS(R) system compared with the twelve months in the U.S. due to a later international introduction date as well as the unfavorable effects of foreign currency rate comparisons in international markets in 1997. The following table summarizes the Company's U.S. and international sales for the periods indicated:

                                                                  YEARS  ENDED
                                                                  DECEMBER 31,
                                                       ----------------------------------
                                                          1998        1997         1996
                                                       --------     --------     --------
                                                                (IN THOUSANDS)
SALES:
   U.S..........................................       $ 64,625     $ 53,798     # 44,647
   International................................         26,758       23,442       21,017
                                                       --------     --------     --------
          Total ................................       $ 91,383     $ 77,240     # 65,664
                                                       ========     ========     ========
PERCENTAGE OF TOTAL SALES:
     U.S. ......................................           70.7%        69.7%        68.0%
     International..............................           29.3%        30.3%        32.0%
                                                       --------     --------     --------
          Total.................................          100.0%       100.0%       100.0%
                                                       ========     ========     ========

     SALES BY EQUIPMENT VS. DISPOSABLE PRODUCTS. The Company places particular emphasis on disposable products and implantable devices, which represented 77.0% of sales in 1998 as compared with 79.6% of the total in 1997. One of the Company's principal objectives is to continue to develop additional disposable products for use with its instrumentation systems. The portion of sales from disposable and implantable products was lower in 1998 than in 1997 primarily due to increased sales of instruments and LandmarX(TM) image guided surgery systems as previously described under "Products - Sinus and Rhinology". The portion of sales from disposable and implantable products was lower in 1997 than 1996 primarily due to the addition of orthopaedic instrument sales in 1997 which did not occur in 1996 and the introduction of the XPS(R) system during 1997 which initially generates equipment sales followed by on-going revenues from disposable products in later periods. The following table summarizes the Company's sales of equipment and instrumentation products as well as disposable and implantable products for the periods indicated:

                                                                  YEARS  ENDED
                                                                  DECEMBER 31,
                                                       ----------------------------------
                                                          1998        1997         1996
                                                       --------     --------     --------
SALES:
     Equipment and Instrumentation Products......      $ 20,983     $ 15,768     $ 10,178
     Disposable and Implantable Products.........        70,400       61,472       55,486
                                                       --------     --------     --------
          Total..................................      $ 91,383     $ 77,240     $ 65,664
                                                       ========     ========     ========
PERCENTAGE OF TOTAL SALES:
     Equipment and Instrumentation Products......          23.0%        20.4%        15.5%
     Disposable and Implantable Products.........          77.0         79.6%        84.5%
                                                       --------     --------     --------
          Total..................................         100.0%       100.0%       100.0%
                                                       ========     ========     ========

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     A portion of the Company's operations consists of sales activities in foreign markets. The Company manufactures its products in the United States and sells them outside the U.S. through a combination of international distributors and five wholly-owned subsidiaries. Sales to the third party distributors are in U.S. dollars and sales to the wholly-owned subsidiaries are in their local currencies.

     As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. The principal exposure on sales to third party distributors stems from the potential for weak economic conditions in the foreign market, thus weakening the foreign currency, decreasing the customers' buying power and potentially decreasing the Company's sales. The Company does not currently hedge this exposure. The Company's exposure on sales to its subsidiaries in their currencies is two-pronged: (1) the exposure related to the weakening of local currency when payment of the trade payable is made, thus translating into fewer dollars; and (2) upon translation of the subsidiaries' monthly financial statements, that a weakening local currency would cause lower market sales to be recorded in U.S. Dollars than what would have occurred had the currency been stable as compared to the U.S. Dollar. However, in the latter instance, cost of goods sold and operating expenses would also be translated at lower amounts and accordingly, the effect on net income would be mitigated.

     To mitigate the effects of item (1) described above, the Company enters into short-term forward exchange contracts on those foreign currency receivables to hedge almost the entire amounts. The exposures hedged include the Australian and Canadian Dollars, French Franc, German Deutschmark and British Pound. Hypothetically, if exchange rates were to change by 10% as compared to the U.S. Dollar, the effects on the Company's receivables from its foreign receivables would be materially offset by the Company's hedge. Foreign currency exchange cost charged to expense for 1998 was approximately $58,000.

     As a result of item (2) described above, the Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the currencies of the foreign markets in which the Company has subsidiaries. This exposure relates to the translation of the foreign subsidiaries' earnings from their respective functional currencies into the U.S. Dollar. As of the beginning of 1998, the result of a uniform 10% strengthening in the value of the U.S. Dollar relative to the currencies in which the Company's foreign subsidiaries operate would affect income from operations by less than $25,000 for the year ending December 31, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition, the Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

INTEREST RATE EXPOSURE

     The Company is exposed to interest rate risk stemming from its preferred stock portfolio. The Company has entered into short sales of U.S. Treasury Bond futures ("derivatives") in order to hedge the effects of interest rates on these investments. The Company believes that the value of the U.S. Treasury Bond futures correlates inversely to the value of the preferred stocks upon changes in interest rates. Accordingly, the Company's objective is to offset any gain or loss on the exposed investments with gains or losses from the derivatives. The Company does not use the derivatives for trading or speculative purposes. Additionally, by adopting this strategy the Company is exposed to the possibility that the gains and losses realized on the derivatives will not correlate inversely with the gains and losses on the investments. As noted previously in "Management's Discussion and Analysis of Financial Condition and Results of Operations," this situation occurred in the third and fourth quarters of 1998 and the Company recorded losses of $828,000.

     As of December 31, 1998, the Company holds positions in short sales of U.S. Treasury Bonds ("Bonds") with a notional amount of $10.9 million based on a price of $127.78. Upon closing out the short sale contracts, the Company could experience gains and losses depending on the price of the Bonds. Assuming a hypothetical increase or decrease of 10%, the price range of $115 to $140.56 would result in a potential gain of $1 million or a potential loss of $1 million. However, these ranges reflect the effect of interest rates on the hedge strategy and not the exposed risk. Over the past ten years, investments in preferred stocks at the Company's level would typically react inversely to the amounts noted above and materially offset the gains or losses noted above.

     Based on the Company's current program of liquidating these investments over the next several months, the Company's belief that market conditions for these investments are improving, and the valuation reserves established at December 31, 1998, the Company does not anticipate incurring material future losses on its investment portfolio. Based on the uncertainty of market conditions, however, there can be no assurance that material future losses will be avoided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements begin on page F-1 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to such information contained in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders of the Company scheduled to be held on May 13, 1999 (the "Proxy Statement"), which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

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

         3.  EXHIBITS

             EXHIBIT NO.                    DESCRIPTION
             -----------                    -----------

                2.1     Stock Purchase Agreement among The Stockholders of
                        Etablissements Boutmy, S.A. and Xomed France Holdings,
                        S.N.C. dated December 30, 1998. 1
                3.1     Second Restated Certificate of Incorporation. 1
                3.2     Restated By-Laws. 1
                3.3     Stockholders Agreement, dated as of April 16, 1996,
                        among the Company, Warburg, Pincus Investors, L.P.,
                        Accel IV L.P., Accel Investors '94 L.P., Accel Keiretsu
                        L.P., Elmore C. Patterson Partners, Prospect Partners,
                        Vertical Fund Associates, L.P., Vertical Medical
                        Partners, L.P., Vertical Partners, L.P., Mark K. Adams,
                        Solomon Rosenblatt, Ronald J. Cercone, William R.
                        Miller, Robert A. Reeves, First Union Capital Partners,
                        Inc., James T. Treace, John R. Treace, Daniel H. Treace
                        and F. Barry Bays. 2
                4       Specimen of Company's Common Stock Certificate. 3
                10.1    Credit Agreement, dated as of April 15, 1994, by and
                        among Merocel/Xomed Holdings, Inc., Merocel Corporation,
                        Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of
                        Boston Connecticut, certain other lenders which are or may become parties and Bank of Boston Connecticut, as Agent. 2
                10.2    Fourth Amendment and Waiver Agreement, dated as of June
                        7, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel
                        Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay
                        Medical Corporation, Bank of Boston Connecticut,
                        Chemical Bank, Bank of Scotland, International
                        Nederlanden (U.S.) Capital Corporation and Bank of
                        Boston Connecticut, as Agent. 2
                10.3    Third Amendment and Waiver Agreement, dated as of April
                        15, 1996, by and among Xomed Surgical Products, Inc., formerly known as Merocel/Xomed Holdings, Inc., Merocel
                        Corporation, Xomed, Inc., formerly known as Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., Bank of
                        Boston Connecticut, Chemical Bank, Bank of Scotland,
                        Internationale Nederlanden (U.S.) Capital Corporation and Bank of Boston Connecticut, as Agent. 2
                10.4    Second Amendment and Waiver Agreement, dated as of July
                        3, 1995, by and among Merocel/Xomed Holdings, Inc.,
                        Merocel Corporation, Xomed-Treace, Inc., Xomed-Treace,
                        P.R. Inc., Bank of Boston Connecticut, Chemical Bank,
                        Bank of Scotland, Internationale Nederlanden (U.S.)
                        Capital Corporation and Bank of Boston Connecticut, as
                        AGENT. 2
                10.5    Amendment and Waiver Agreement, dated as of March 31,
                        1995, by and among Merocel/Xomed Holdings, Inc., Merocel
                        Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R.
                        Inc., Bank of Boston Connecticut, Chemical Bank, Bank of
                        Scotland, Internationale Nederlanden (U.S.) Capital
                        Corporation and Bank of Boston Connecticut, as Agent. 2
                10.6    First Amendment Agreement, dated as of June 24, 1994, by
                        and among Merocel/Xomed Holdings, Inc., Merocel
                        Corporation, Xomed-Treace, Inc., Xomed-Treace, P.R.
                        Inc., Bank of Boston Connecticut, Chemical Bank, Bank of
                        Scotland, Internationale Nederlanden (U.S.) Capital
                        Corporation and Bank of Boston Connecticut, as Agent. 2
                10.7    Fifth Amendment and Waiver Agreement, dated as of
                        September 3, 1996, by and among Xomed Surgical Products,
                        Inc., formerly known as Merocel/Xomed Holdings, Inc.,
                        Merocel Corporation, Xomed, Inc., formerly known as
                        Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay
                        Medical Corporation, Bank of Boston Connecticut, The
                        Chase Manhattan Bank (formerly known as Chemical Bank),
                        Bank of Scotland, Internationale Nederlanden (U.S.)
                        Capital Corporation and Bank of Boston Connecticut, as
                        Agent. 4
                10.8    Separation Agreement, dated as of May 10, 1996, between
                        the Company and Mark K. Adams. 4
                10.9    Agreement, dated as of September 12, 1996, by and among
                        the Company, Warburg, Pincus Investors, L.P., Accel IV
                        L.P., Accel Investors '94 L.P., Accel Keiretsu L.P.,
                        Elmore C. Patterson Partners, Prospect Partners,
                        Vertical Fund Associates, L.P., Mark K.

                        Adams, Solomon Rosenblatt, Ronald J. Cercone, William R.
                        Miller, Robert A. Reeves, First Union Capital Partners,
                        Inc., James T. Treace, John R. Treace, Dan H. Treace, F.
                        Barry Bays, Thomas E. Timbie, Thomas Drury and David R.
                        Grant. 3
                10.10   Compliance Agreement, dated as of April 1, 1996, by and
                        between Daikin America, Inc. and Xomed Surgical
                        Products, Inc. 3
                10.11   Supply Agreement, dated as of November 9, 1994, by and
                        between TreBay Medical Corporation (formerly known as
                        Micromed Development Corporation) and Consolidated
                        Polymer Technologies. 3
                10.12   Sixth Amendment and Waiver Agreement, dated as of
                        December 30, 1996, by and among Xomed Surgical Products,
                        Inc., formerly known as Merocel/Xomed Holdings, Inc.,
                        Merocel Corporation, Xomed, Inc., formerly known as
                        Xomed-Treace, Inc., Xomed-Treace, P.R. Inc., TreBay
                        Medical Corporation, Bank of Boston Connecticut, The
                        Chase Manhattan Bank (formerly known as Chemical Bank),
                        Bank of Scotland, Internationale Nederlanden (U.S.)
                        Capital Corporation and Bank of Boston Connecticut, as
                        Agent.5
                10.13.1 Xomed Surgical Products, Inc. 1996 Stock Option Plan. 2
                10.13.2 Third Amended and Restated Xomed Surgical Products, Inc.
                        1996 Stock Option Plan.6
                10.13.3 Third Amended and Restated Xomed Surgical Products, Inc.
                        1996 Stock Option Plan (incorporating amendments
                        approved at May 21, 1998 annual meeting of
                        stockholders). 1
                10.14   Amended and Restated Credit Agreement dated as of May 5,
                        1997 among the Company, Bank of Boston Connecticut, as
                        agent, and the Banks named therein. 6
                10.15   Employment Agreement dated as of February 24, 1999
                        between the Company and James T. Treace. 1
                10.16   Employment Agreement dated as of February 24, 1999
                        between the Company and F. Barry Bays. 1
                21      Subsidiaries. 1
                23      Consent of Ernst & Young LLP. 1
                27      Financial Data Schedule. 1

     (b)   REPORTS ON FORM 8-K

           None
-------------------------------

                1   Filed herewith.
                2   Incorporated by reference to the Registrant's Registration
                    Statement on Form S-1 (Registration No. 333-10515).
                3   Incorporated by reference to Amendment No. 3 to the
                    Registrant's Registration Statement on Form S-1
                    (Registration No. 333-10515).
                4   Incorporated by reference to Amendment No. 1 to the
                    Registrant's Registration Statement on Form S-1
                    (Registration No. 333-10515).
                5   Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 31, 1996.
                6   Incorporated by reference to the Registrant's Quarterly
                    Report on Form 10-Q dated June 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1999.

     XOMED SURGICAL PRODUCTS, INC.



     By:    /s/ JAMES T. TREACE
        ---------------------------
     James T. Treace
     President, Chief Executive Officer and
     Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                               TITLE                           DATE
----------                                               -----                           ----
                                         President, Chief Executive Officer and
                                                 Chairman of the Board
/s/ James T. Treace                           (Principal Executive Officer)         March 22, 1999
--------------------------------
James T. Treace

                                           Vice President and Chief Financial
                                            Officer (Principal Financial and
/s/ Thomas E. Timbie                               Accounting Officer)              March 22, 1999
--------------------------------
Thomas E. Timbie

/s/ Richard B. Emmitt                                   Director                    March 22, 1999
--------------------------------
Richard B. Emmitt

/s/ William R. Miller                                   Director                    March 22, 1999
--------------------------------
William R. Miller

/s/ Rodman W. Moorhead, III                             Director                    March 22, 1999
--------------------------------
Rodman W. Moorhead, III

/s/ James E. Thomas                                     Director                    March 22, 1999
--------------------------------
James E. Thomas

/s/ Elizabeth H. Weatherman                             Director                    March 22, 1999
--------------------------------
Elizabeth H. Weatherman

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           REFERENCE
                                                                                        -----------------
                                                                                         FORM 10-K PAGE
                                                                                             NUMBER
                                                                                        -----------------
Report of Independent Auditors                                                                F-2

Consolidated Balance Sheets at December 31, 1998 and 1997                                     F-3

Consolidated  Statements of Operations for each of the three years in the
   period ended December 31, 1998                                                             F-4

Consolidated  Statements of Changes in  Shareholders'  Equity for each of
   the three years in the period ended December 31, 1998                                      F-5

Consolidated  Statements of Cash Flows for each of the three years in the
   period ended December 31, 1998                                                             F-6

Notes to Consolidated Financial Statements                                                    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Xomed Surgical Products, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Xomed Surgical Products, Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xomed Surgical Products, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

February 22, 1999
Jacksonville, Florida

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                DECEMBER 31,
                                                                       --------------------------------
                                                                            1998             1997
                                                                       ---------------  ---------------
                                ASSETS
Current assets:
   Cash and cash equivalents .......................................      $   4,256       $   1,712
   Accounts receivable, less allowance for doubtful accounts of $901
     and $735 at December 31, 1998 and 1997, respectively ..........         18,516          13,277
   Other receivables ...............................................            287             620
   Inventories .....................................................         22,368          16,238
   Prepaid and other assets ........................................          1,203           1,083
   Deferred income taxes ...........................................             96           1,404
                                                                          ---------       ---------
Total current assets ...............................................         46,726          34,334

Investment securities ..............................................         16,584              --
Notes receivable from officers .....................................            826             724
Property, plant and equipment, net .................................         21,769          15,403
Cost in excess of net assets acquired, net .........................         49,488          42,399
Other assets .......................................................          4,293           2,867
Deferred income taxes ..............................................          2,310              --
                                                                          ---------       ---------
Total assets .......................................................      $ 141,996       $  95,727
                                                                          =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................      $   5,325       $   3,493
   Accrued expenses ................................................          4,923           2,403
   Accrued payroll and commissions .................................          2,989           2,332
   Accrued restructuring costs .....................................            955              --
                                                                          ---------       ---------
Total current liabilities ..........................................         14,192           8,228

Deferred credits ...................................................            500             990
Long-term debt .....................................................         13,062              --

Shareholders' equity:
   Preferred stock, $1.00 par value,  1,000,000 shares authorized,
     -0- shares issued and outstanding .............................             --              --
   Common Stock, voting, $.01 par value, 30,000,000 shares
     authorized, 12,140,068 shares issued and outstanding ..........             81              73
   Accumulated earnings (deficit) ..................................          3,621          (3,459)
   Additional paid-in capital ......................................        110,831          90,264
   Cumulative translation adjustments ..............................           (122)            (88)
   Deferred stock compensation .....................................           (169)           (281)
                                                                          ---------       ---------
Total shareholders' equity .........................................        114,242          86,509
                                                                          ---------       ---------
Total liabilities and shareholders' equity .........................      $ 141,996       $  95,727
                                                                          =========       =========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          1998            1997           1996
                                                                        --------       --------       --------
Sales, net .......................................................      $ 91,383       $ 77,240       $ 65,664
Cost of sales ....................................................        35,284         30,475         25,926
                                                                        --------       --------       --------
Gross profit .....................................................        56,099         46,765         39,738
Operating expenses:
     Selling, general and administrative .........................        34,335         30,334         26,799
     Research and development ....................................         4,681          4,088          3,659
     Amortization of intangibles .................................         2,417          2,374          2,421
     Write-off of acquired research and development ..............         1,153             --          2,380
     Restructuring and other charges .............................         1,809             --          3,093
                                                                        --------       --------       --------
Total operating expenses .........................................        44,395         36,796         38,352
                                                                        --------       --------       --------
Income from operations ...........................................        11,704          9,969          1,386

Interest and dividend income .....................................           643            176            194
Interest expense .................................................           (84)          (280)        (2,399)
Other income, net ................................................            69            234            525
Loss on impairment of investments ................................          (828)            --             --
                                                                        --------       --------       --------
Income (loss) before income tax expense ..........................        11,504         10,099           (294)
Income tax expense ...............................................         4,424          3,969            873
                                                                        --------       --------       --------
Net income (loss) ................................................      $  7,080       $  6,130       $ (1,167)
                                                                        ========       ========       ========

Per share :
     Net income (loss) available to common shareholders ..........      $    .61       $   0.56       $   0.76
                                                                        ========       ========       ========
     Net income (loss) available to common shareholders - assuming
          dilution                                                      $    .59       $   0.54       $  (0.15)
                                                                        ========       ========       ========

Weighted average common shares outstanding .......................        11,513         10,985          4,133
                                                                        ========       ========       ========
Weighted average common shares outstanding - diluted .............        12,088         11,268          7,802
                                                                        ========       ========       ========


                             See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                          NON-VOTING
                                                              COMMON STOCK               COMMON STOCK       ADDITIONAL   ACCUMULATED
                                                       ------------------------     ---------------------     PAID-IN     EARNINGS/
                                                         SHARES       AMOUNT       SHARES        AMOUNT       CAPITAL     (DEFICIT)
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance at December 31, 1995.........................     888,180   $        6      640,166    $        4   $       --   $  (12,719)

Net loss.............................................          --           --           --            --           --       (1,167)
Accretion of cumulative preferred stock dividends....          --           --           --            --           --       (3,262)
Forgiveness of cumulative preferred stock dividends..          --           --           --            --           --        7,559
Stock options exercised..............................     156,900            1           --            --          188           --
Shareholders stock returned..........................          --           --           --            --           --           --
Acquisition of minority interest in subsidiary.......      12,000           --           --            --          180           --
Stock compensation, net of tax.......................          --           --           --            --          596           --
Proceeds from initial public stock offering..........   4,312,500           29           --            --       53,976           --
Conversion of preferred stock to Common Stock........   4,882,578           33           --            --       34,535           --
Conversion of non-voting Common Stock to voting
   Common Stock......................................     640,166            4     (640,166)           (4)          --           --
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance at December 31, 1996.........................  10,892,324           73           --            --       89,475       (9,589)

Comprehensive income:
   Net income........................................          --           --           --            --           --        6,130
   Foreign currency translation......................          --           --           --            --           --           --
Comprehensive income.................................          --           --           --            --           --           --
Stock options exercised..............................     111,150           --           --            --          655           --
Net tax benefits from stock options..................          --           --           --            --          134           --
Amortization of unearned compensation................          --           --           --            --           --           --
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance at December 31, 1997.........................  11,003,474           73           --            --       90,264       (3,459)

Comprehensive income:
   Net income........................................          --           --           --            --           --        7,080
   Foreign currency translation......................          --           --           --            --           --           --
Comprehensive income.................................          --           --           --            --           --           --
Proceeds from secondary stock offering...............   1,092,000            8           --            --       20,149           --
Stock options exercised..............................      44,594           --           --            --          292           --
Net tax benefits from stock options..................          --           --           --            --          126           --
Amortization of unearned compensation................          --           --           --            --           --           --
                                                       ----------   ----------   ----------    ----------   ----------   ----------
Balance at December 31, 1998.........................  12,140,068   $       81           --    $       --   $  110,831   $    3,621
                                                       ==========   ==========   ==========    ==========   ==========   ==========

                                                         ACCUMULATED
                                                           OTHER     SHAREHOLDERS'
                                                       COMPREHENSIVE     NOTE        UNEARNED
                                                       INCOME/(LOSS)  RECEIVABLE   COMPENSATION     TOTAL
                                                       ------------  ------------- ------------  ----------
Balance at December 31, 1995.........................  $       --    $     (349)   $       --    $  (13,058)

Net loss.............................................          --            --            --        (1,167)
Accretion of cumulative preferred stock dividends....          --            --            --        (3,262)
Forgiveness of cumulative preferred stock dividends..          --            --            --         7,559
Stock options exercised..............................          --            --            --           189
Shareholders stock returned..........................          --           162            --           162
Acquisition of minority interest in subsidiary.......          --            --            --           180
Stock compensation, net of tax.......................          --            --          (392)          204
Proceeds from initial public stock offering..........          --            --            --        54,005
Conversion of preferred stock to Common Stock........          --           187            --        34,755
Conversion of non-voting Common Stock to voting
   Common Stock......................................          --            --            --            --
                                                       ----------    ----------    ----------    ----------
Balance at December 31, 1996.........................          --            --          (392)       79,567

Comprehensive income:
   Net income........................................          --            --            --         6,130
   Foreign currency translation......................         (88)           --            --           (88)
                                                                                                 ----------
Comprehensive income.................................          --            --            --         6,042
                                                                                                 ----------
Stock options exercised..............................          --            --            --           655
Net tax benefits from stock options..................          --            --            --           134
Amortization of unearned compensation................          --            --           111           111
                                                       ----------    ----------    ----------    ----------
Balance at December 31, 1997.........................         (88)           --          (281)       86,509

Comprehensive income:................................
   Net income........................................          --            --            --         7,080
   Foreign currency translation......................         (34)           --            --           (34)
                                                                                                 ----------
Comprehensive income.................................          --            --            --         7,046
                                                                                                 ----------
Proceeds from secondary stock offering...............          --            --            --        20,157
Stock options exercised..............................          --            --            --           292
Net tax benefits from stock options..................          --            --            --           126
Amortization of unearned compensation................          --            --           112           112
                                                       ----------    ----------    ----------    ----------
Balance at December 31, 1998.........................  $     (122)   $       --    $     (169)   $  114,242
                                                       ==========    ==========    ==========    ==========

                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                             --------------------------------------
                                                                                1998           1997          1996
                                                                             --------       --------       --------
OPERATING ACTIVITIES
Net income (loss) .....................................................      $  7,080       $  6,130       $ (1,167)
Adjustments to reconcile net income (loss) to net cash provided by
  Operating activities:
    Depreciation ......................................................         2,352          2,340          2,285
    Amortization ......................................................         2,709          2,776          2,564
    Loss on disposal of property and equipment and investments ........           876             60            301
    Translation adjustments ...........................................           (34)           288             41
    Write-off of acquired research and development ....................         1,153             --          2,380
    Changes in operating assets and liabilities net of effects of purchased business:
      (Increase) decrease in accounts and other receivables, net ......        (2,568)        (3,282)         2,456
      (Increase) decrease in inventories, net .........................        (4,825)        (1,563)        (2,530)
      (Increase) decrease in deferred income taxes ....................        (1,002)         2,002            266
      (Increase) decrease in other assets .............................           345           (251)          (141)
      Increase (decrease) in accounts payable and accrued expenses ....         2,646           (980)        (1,099)
      Increase (decrease) in accrued restructuring costs ..............           955         (1,155)          (512)
                                                                             --------       --------       --------
Net cash provided by operating activities .............................         9,687          6,365          4,844

INVESTING ACTIVITIES
Purchases of property and equipment ...................................        (7,706)        (2,426)        (2,379)
Purchases of investment securities ....................................       (17,428)            --             --
Loans to officers .....................................................            --             --            353
Proceeds from certificates of deposit .................................            --            140            721
Purchase of other assets ..............................................        (2,500)            --           (807)
Purchases of businesses (including cash received in 1996) .............       (13,020)            --          2,000
                                                                             --------       --------       --------
Net cash provided by (used in) investing activities ...................       (40,654)        (2,286)          (112)

FINANCING ACTIVITIES
Proceeds from revolving line of credit ................................        13,062         12,302         29,416
Payments on revolving line of credit ..................................            --           (503)       (37,034)
Payments on term notes payable and capital lease ......................            --        (15,450)       (26,096)
Exercise of stock options .............................................           292            655            189
Issuance of stock .....................................................        20,157             --         54,005
Repurchases of redeemable preferred stock .............................            --             --        (25,000)
                                                                             --------       --------       --------
Net cash provided by (used in) financing activities ...................        33,511         (2,996)        (4,520)
                                                                             --------       --------       --------

Net increase in cash and cash equivalents .............................         2,544          1,083            212
Cash and cash equivalents at beginning of period ......................         1,712            629            417
                                                                             --------       --------       --------
Cash and cash equivalents at end of period ............................      $  4,256       $  1,712       $    629
                                                                             ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest ..........................................................      $     84       $    282       $  2,499
                                                                             ========       ========       ========
    Income Taxes ......................................................      $  4,882       $  1,529       $    579
                                                                             ========       ========       ========
  Decrease in preferred stock attributable to forgiveness of cumulative preferred stock dividends:
    Series A ..........................................................      $     --       $     --       $    141
    Series B ..........................................................            --             --          1,473
    Series C ..........................................................            --             --          2,684
                                                                             --------       --------       --------
                                                                             $     --       $     --       $  4,298
                                                                             ========       ========       ========
  Non-cash financing and investing activities:
    Purchase of business with preferred stock, net of cash received ...      $     --       $     --       $  4,583
                                                                             ========       ========       ========
    Conversion of preferred stock to common ...........................      $     --       $     --       $ 34,755
                                                                             ========       ========       ========


                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   ORGANIZATION

     Xomed Surgical Products, Inc. (the "Company"), a Delaware corporation, was organized on April 5, 1994 for the purpose of acquiring, on April 15, 1994, all of the outstanding stock of Xomed-Treace, Inc. and Xomed-Treace, P.R. Inc. (collectively, "Xomed, Inc.") and Merocel Corporation ("Merocel"). The Company had no operations or material assets prior to this transaction. As the owners of the Company were also owners of Merocel, these transactions have been accounted for as if Xomed, Inc. were acquired by Merocel. Therefore, the assets and liabilities of Merocel were not revalued and are presented in the accompanying balance sheet at historical cost.

     Xomed is a leading developer, manufacturer and marketer of a broad line of surgical products for use by ear, nose and throat ("ENT") specialists. The Company's broad line of products, includes in its core ENT market, powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems and disposable fluid-control products. The Company also offers a line of ophthalmic and other products. The Company sells its products worldwide utilizing a direct sales force in the U.S. and selected other countries and third party distributors outside the U.S. Trade credit is extended based on consideration of the financial capabilities of the customer and letters of credit are obtained in certain situations. Concentrations of credit risk with respect to the Company's extending of trade credit, which generally is not collateralized, is limited due to the large number of customers and their dispersion across different geographic areas.

     On December 30, 1998 the Company purchased 100% of the stock of Etablissements Boutmy, S.A. ("Micro-France") of Saint Aubin, France. The stock was acquired by a subsidiary of the Company from the shareholders of Micro-France. Micro-France develops, manufactures and distributes hand-held instruments for the ENT, plastic surgery and endoscopy markets. The purchase price was $13,020, net of approximately $4,000 in cash. The purchase resulted in cost in excess of assets acquired of $9,000 (amortized straight-line over a 25-year period) and $1,153 of cost allocated to in-process research and development, which was written-off immediately. The purchased assets have been included in the Company's December 31, 1998 Consolidated Balance Sheet. See Note 17 for proforma operations data.

     On April 16, 1996 the Company acquired TreBay Medical Corporation ("TreBay") which was involved in the development of ENT surgical specialty products. The acquisition, which was accomplished through the issuance of preferred stock, was accounted for under the purchase method of accounting and accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of approximately $6,600 was allocated to the individual assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The transaction resulted in cost in excess of net assets acquired of approximately $4,400, of which $2,400 was allocated to in-process research and development and was subsequently written off. The executive management of TreBay replaced former management of the Company (see Note 6). The acquisition was funded through the issuance of approximately $2,800 of redeemable preferred stock and $3,700 of convertible preferred stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Merocel and subsidiary, TreBay, and Xomed, Inc. and subsidiaries. As of December 31, 1998, the Consolidated Balance Sheet includes the assets and liabilities and excess of purchase cost over the fair values of net assets purchased of Micro-France. Significant intercompany transactions and balances between entities have been eliminated.

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INVENTORY VALUATION

     Inventories are generally stated at average cost on a first-in, first-out valuation basis not in excess of market value. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

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

   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, ACCOUNTING FOR INCOME TAXES, which requires the use of the liability method of accounting for deferred income taxes.

   REVENUE RECOGNITION

     The Company recognizes revenue when inventory is shipped to the customer.

   AMORTIZATION

     Amortization of cost in excess of assets acquired is amortized over 25 years. Accumulated amortization totaled $9,671 and $7,680 as of December 31, 1998 and 1997, respectively. Amortization of other intangibles is amortized on a straight-line basis over the life of the related agreements ranging from four to 15 years.

     The Company periodically assesses the recoverability of goodwill at the product line level. Cash flows and profitability of each product line as well as changes in the operations of businesses acquired are reviewed to determine if impairment exists. If this review indicates that goodwill will not be recoverable, the Company's carrying value of the goodwill is reduced to the estimated value of the discounted cash flows.

   RESEARCH AND DEVELOPMENT

     Expenditures related to research and development of new products and processes, including research related to product alternatives, are expensed as incurred.

   TRANSLATION ADJUSTMENTS

     Prior to the fourth quarter of 1997, translation gains and losses of foreign currencies related to foreign operations are included in income from operations and totaled $341 (loss), and $41 (loss) for the ten months ended October 31, 1997, and year ended December 31, 1996, respectively. The financial results of these foreign operations were translated using a combination of current and historical rates. Subsequent to October 1997, translation gains and losses are included as a component of shareholder's equity, assets and liabilities of the foreign operations are translated at current rates, and revenues and expenses are translated at average rates during the period. This change resulted from a change in the designation of the functional currency from the U.S. Dollar to the foreign currency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

due to decreased dependence of the foreign operations on their parent for financing, marketing and distribution activities.

   STOCK COMPENSATION

     The Company follows the intrinsic value method of accounting for stock based compensation prescribed in ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 - ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, stock compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

   COMPREHENSIVE INCOME

     The FASB issued SFAS 130, REPORTING COMPREHENSIVE INCOME, effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to report another measure of operations called Comprehensive Income. This measure, in addition to "net income", includes as income or loss the following items, which if present are included in the equity section of the Balance Sheet: (1) unrealized gains and losses on certain investments in debt and equity securities; (2) foreign currency translation; and (3) minimum pension liability adjustments. The Company has presented the applicable items of comprehensive income in the Consolidated Statement of Changes in Shareholders' Equity. Income tax expense (benefit) has not been provided on the translation adjustments because earnings will be permanently reinvested in those foreign subsidiaries.

   SEGMENT DISCLOSURES

     Effective January 1, 1998, the Company adopted the FASB's SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 supersedes SFAS 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See
Note 16, Segment Information.

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     In June 1998, the FASB issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

will have a significant effect on its results of operations or financial position. See Note 5, Investments and Financial Instruments.

   RECLASSIFICATIONS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.   INVENTORIES

     Inventories are summarized as follows:

                                                            DECEMBER 31,
                                                      1998               1997
                                                    --------           --------
     Finished goods ........................        $ 14,332           $ 10,224
     Work in process .......................           2,817              1,447
     Raw materials and packaging                       8,144              6,584
     Reserve for obsolescence ..............          (2,925)            (2,017)
                                                    ========           ========
                                                    $ 22,368           $ 16,238
                                                    ========           ========

     Reserves for obsolescence were increased by $1,782, $1,213 and $1,209 for 1998, 1997 and 1996, respectively. Reserve reductions from inventory written off were $874, $247 and $559 for 1998, 1997 and 1996, respectively. The reserve for obsolescence was $1,051, and $401 as of December 31, 1996 and December 31, 1995, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, less allowances for depreciation, is as follows:

                                                         DECEMBER 31,
                                                   1998               1997
                                                 --------           --------
     Land and land improvements .......          $  1,774           $  1,413
     Building and building improvements            10,984              6,564
     Machinery and equipment ..........            18,025             14,959
                                                 --------           --------
                                                   30,783             22,936

     Allowances for depreciation ......           (11,030)            (8,734)
                                                 --------           --------
                                                   19,753             14,202

     Capital projects in process ......             2,016              1,201
                                                 ========           ========
                                                 $ 21,769           $ 15,403
                                                 ========           ========

     Depreciation expense, including expense on assets under capital lease obligations, is approximately $2,352, $2,340 and $2,285 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.   INVESTMENTS AND FINANCIAL INSTRUMENTS

   FOREIGN CURRENCY

     The Company enters into foreign currency forward exchange contracts to hedge intercompany trade accounts receivable from its foreign subsidiaries. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset gains and losses on the trade

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   INVESTMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

accounts receivable being hedged. If the counterparties to the forward exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency exchange rate movements.

     For intercompany receivables, the contracts require the Company to sell foreign currencies (Australian Dollar, Canadian Dollar, British Pound, French Franc and the German Deutschmark) in exchange for the U.S. Dollar. At December 31, 1998, the Company held $954, $1,365, $1,205, $1,876 and $1,193, respectively, in foreign currency forward exchange contracts which mature in early 1999. These contracts are marked to market each month. The resulting gains or losses are included in other income and are generally offset by gains or losses on the exposures being hedged. Foreign currency exchange cost charged to expense for 1998 was approximately $58.

   INVESTMENTS

     Investments consist of marketable preferred stocks and variable rate corporate and educational institution bonds both of which are designated as available for sale. Accordingly, the securities and bonds are marked to market, and the unrealized gains and losses are included, net of taxes, as a separate component of shareholders' equity. The investments consist of preferred stocks valued at $14.9 million and cash held in a money market fund totaling $1.7 million.

     Net losses recognized in the Company's statement of operations for 1998 total $828, and were comprised of losses realized on the Company's investments of $253 as well as its hedging strategy, noted below, of $575.

     In order to manage the interest rate risk on the preferred stock, the Company has entered into derivative financial instruments with off-balance sheet risk. The Company enters into short sales of futures contracts on U.S. Treasury Bonds in order to hedge the effect of interest rate risk on its preferred stock portfolio. The futures contracts are designated at inception as a hedge of the interest rate risk on the preferred stocks based on the assumption that changes in interest rates on U.S. Treasury Bonds are inversely correlated with changes in the market value of the preferred stocks. The Company entered these short sales of U.S. Treasury Bond futures when the price was at approximately $123-$124 during late August and September 1998. Due to uncertainties in the U.S. political arena and world economic crises, much of the liquidity in the money markets was used to purchase U.S. Treasury Bonds ("flight to quality"). Thus the price of the bonds increased at a time when the Company was contractually required to close out the short sales. Accordingly, the Company realized losses during the process of closing out the contracts and rolling into new quarterly contracts. Traditionally, interest rate changes would be the cause of increases or decreases in the prices of Treasury Bonds. Because interest rates were not decreasing as would have been expected given an increase in Treasury Bond prices, there was not a corresponding offsetting gain in the preferred stock portfolio. In fact, due to credit risk issues in some of the financial institutions in which the Company had positions, net losses were incurred.

     The Company believed that both the credit risk issues noted above and the "flight to quality" were temporary. The hedging technique of short selling the U.S. Treasury Bonds has had a direct inverse correlation with the value of preferred stocks for over 10 years, and the Company did not believe these losses were other than temporary. Accordingly, as of the end of September 26 1998, the Company had deferred realized and unrealized losses of $307 and $338, respectively.

     On December 30, 1998, as noted in Note 1, the Company purchased Micro-France for $13,020 net of approximately $4,000 in cash and made the decision to liquidate its preferred stock portfolio in an orderly manner in late winter and spring of 1999. The Company still believes that there is an inverse correlation between interest rates on the U.S. Treasury Bond and the market value of preferred stocks. However, due to the fact that the stock portfolio had taken on a short-term nature because of the decision to liquidate, the Company reduced its hedge exposure (and therefore its ability to generate any offsetting future gains). As a result, the Company presently believes there will not be a turnaround in the value of the investments as a whole and that the losses are other than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   INVESTMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

temporary. As of December 31, 1998, the Company had realized losses of $450 and unrealized losses of $378. The total of these losses of $828 was written off as of December 31, 1998.

     As of December 31, 1998, the Company holds positions in short sales of U.S. Treasury Bonds (the "Bonds") with a zero carrying value and a notional amount of $10,861 and has a put of U.S. Treasury Bonds with a notional value of $6,100. The put is a purchased option, has a value of $16 and will not cost the Company funds in addition to the premium, which was paid and expensed. Upon closing out the short sale contracts, the Company could experience gains or losses depending on the price of the Bonds. Of course, if traditional market forces are driving the theoretical charges noted above, the Company would likely incur offsetting losses or gains, as the case may be, in the preferred stocks' valuations.

6.   RESTRUCTURING AND OTHER CHARGES

     1998 RESTRUCTURING AND OTHER CHARGES

     The Board of Directors of the Company, in the fourth quarter of 1998, approved a restructuring of its manufacturing operations at its Merocel facility in Mystic, Connecticut. The Merocel facility produces surgical sponge material for post-operative sinus packing. Due to an ongoing shortage of available labor in the Mystic, Connecticut area, most of the secondary operations, which include packaging, assembly and warehousing functions, will be transferred to the Company's main facility in Jacksonville, Florida where similar activities for other products currently take place. Approximately 34 production employees in the Merocel facility will be displaced due to the product transfer. As a result, the Company incurred a charge in the fourth quarter totaling $580 related to anticipated severance payments of $434 and assets to be disposed with a net book value of $146. The transfer is expected to be substantially complete by the second quarter of 1999 and fully implemented by the end of 1999. The Merocel facility will continue with its primary operations related to the chemical processes involved in the production of surgical sponge material. To date, the operation has not had difficulty in retaining the more highly skilled labor involved with these processes.

     In conjunction with the acquisition of Micro-France in 1998, the Company will close its direct selling site, Xomed France, located in Paris, France and will incur costs of $135 related to severance pay, $104 related to lease termination fees and $22 related to other exit costs. At December 31, 1998, $261 was accrued for these costs, which are expected to be paid in the first half of 1999. The reduction includes 6 employees who will not be relocating to Saint-Aubin, France, and who do not represent any particular group of employees.

     The Company also wrote-off the amortized portion of license fees in 1998 related to two distribution agreements which were ended and accrued other related costs. The Company terminated its distribution agreement with an instrument maker whereby the Company distributed the hand-held instruments in the U.S. In addition, the Company's relationship with another supplier ended. In connection with these agreements the Company wrote-off license fees of $788, equipment of $120 and accrued legal fees and other costs of $60.

     1996 RESTRUCTURING CHARGES

     In conjunction with the purchase of TreBay in 1996, the Company recorded an accrual totaling $647 related to severance and relocation costs of $598 and lease termination costs of $49. All employees of TreBay were terminated, except the officers and two other individuals who relocated to Jacksonville, Florida, the corporate headquarters of the Company. For the period from the acquisition date through December 31, 1996, $250 was paid related to termination and relocation benefits, $49 was paid related to lease termination costs and $162 was paid related to other acquisition costs. During 1997 the Company utilized the remaining reserve as follows: $82 was paid related to termination and relocation, $61 was paid related to lease termination, and $43 related to other exit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


6.   RESTRUCTURING AND OTHER CHARGES (CONTINUED)

     Simultaneous with the purchase of TreBay in 1996 and a plan by new management to combine certain opera-tions (see Note 1), the Company recorded a restructuring accrual of $3,100 which was comprised of $2,500 of termination benefits and $600 of other exit costs. The reductions included 20 management and administrative employees at the Company's Mystic, Connecticut manufacturing facility, 17 management and administrative employees at the Company's Jacksonville, Florida headquarters, 13 management and production employees at the Company's St. Louis, Missouri manufacturing facility and 2 management level employees internationally. For the period from the accrual date through the end of 1996, the Company had paid out termination benefits totaling $2,000 and paid approximately $100 related to other exit costs. As of December 31, 1996, the Mystic, Connecticut facility maintained only manufacturing operations, and in December 1996, the St. Louis facility was closed. During 1997, the Company utilized the remaining reserve as follows: paid termination benefits of $500, wrote off property related to the St. Louis facility closure of approximately $300, paid other exit costs of $100 and reversed the remaining reserve of approximately $100 against selling, general and administrative expenses.

7.   LONG-TERM DEBT

     The Company was obligated under a revolving line-of-credit agreement with interest payable monthly and all outstanding principal due May 5, 2000; interest at LIBOR (5.0604% at December 31, 1998) plus 1.25% or at the lender's base rate (7.75% at December 31, 1998).

     In May 1997 the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with its bank. Under the terms of the Credit Agreement, the Company may borrow under a line-of-credit up to a maximum capacity of $25,000 to be used for working capital and operating needs and acquisitions. The amount available to the Company at any given time is based upon various percentages of the Company's outstanding inventories and accounts receivable and certain other assets. Availability at December 31, 1998 was approximately $23,600. The Company must repay any principal amounts outstanding on the line-of-credit in excess of the borrowing base. In any event, all outstanding principal on the line-of-credit is due and payable on May 5, 2000. The Company pays a quarterly commitment fee which varies from .25% to .125% per annum on the average daily unused balance on the line-of-credit during the preceding calendar quarter.

     The line-of-credit is collateralized by the receivables and inventory of the Company and certain land and buildings at the Mystic, Connecticut facility with a net book value of $41,005. The Credit Agreement has restrictions regarding payment of dividends and incurrence of additional debt and requires compliance with various financial covenants.

8.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     In October 1996 in conjunction with the Company's initial public offering of stock, all then outstanding Series A and B Convertible Preferred shares were converted to Common Stock. Approximately 80% of the Series C Redeemable Preferred Stock was redeemed for cash and the balance was converted to Common Stock. The Class B Common Stock ("Non-Voting Common Stock") was converted to Common Stock.

     In September 1996 the Company authorized 1,000,000 shares of a new issue of preferred stock. The stock is undesignated as to its rights, preferences and limitations, which the Board of Directors is authorized to set at a future date prior to issuance.

     In July 1998 the Company completed a second public stock offering in which the Company raised $20.2 million through the sale of 1,092,000 shares of its Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


8.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

   COMMON STOCK

     Each share of Common Stock entitles its holder to receive dividends as declared by the Company's Board of Directors, subject to the preferences and other rights of any Preferred Stock issued in the future.

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

   REDEEMABLE PREFERRED STOCK

     The Series A, B and C Redeemable Preferred Stock, which was issued in 1994, related to the purchase of the Company and was redeemed or converted into Common Stock in the Company's initial public offering, was cancelled by a vote of shareholders at the 1998 Annual Meeting of Stockholders.

     The following table presents changes in redeemable preferred stock (in thousands):

                                                    SERIES A                      SERIES B                      SERIES C
                                                 PREFERRED STOCK               PREFERRED STOCK               PREFERRED STOCK
                                             -----------------------       -----------------------       -----------------------
                                              SHARES         AMOUNT         SHARES         AMOUNT         SHARES          AMOUNT
                                             --------       --------       --------       --------       --------       --------
Balance at December 31, 1994 ..........           546       $  3,632          3,192       $ 21,251            410       $ 28,996
Accretion of dividends ................            --            209             --          1,223             --          2,458
                                             --------       --------       --------       --------       --------       --------
Balance at December 31, 1995 ..........           546          3,841          3,192         22,474            410         31,454
Accretion of dividends ................            --            263             --            922             --          2,077
Forgiveness of dividends ..............            --           (404)            --         (2,395)            --         (4,761)
Shareholders stock returned ...........           (14)           (91)            --             --             (3)          (208)
Issuance of shares for TreBay Medical .           585          3,736             --             --             43          2,847
Redemption of preferred stock .........            --             --             --             --           (353)       (25,000)
Conversion of preferred stock to common
   Stock ..............................        (1,117)        (7,345)        (3,192)       (21,001)           (97)        (6,409)
                                             --------       --------       --------       --------       --------       --------

Balance at December 31, 1996 ..........            --       $     --             --       $     --             --       $     --
                                             ========       ========       ========       ========       ========       ========

9.   RETIREMENT BENEFITS

     Retirement benefits are provided to all eligible employees through the participation in defined contribution plans maintained by the Company which comply with the provisions of Section 401(k) of the Internal Revenue Code (the "Savings Plans"). The provisions of the Savings Plans differ with respect to employee contributions, employer matching percentages and profit sharing depending on the country in which the employees work. Expense recorded by the Company for the various plans for the years ended December 31, 1998, 1997 and 1996 was approximately $525, $481, and $510, respectively.

10.   EMPLOYEE STOCK INCENTIVES

     The Company has reserved an aggregate of 2,367,000 shares of its Common Stock for grant or sale to key employees of the Company. As of December 31, 1998 and 1997, 752,114 and 443,301 options, respectively, were available for additional grants. These shares may be issued in such amounts and in such a manner (including stock options, restricted stock grants, stock bonuses, or other stock incentive programs) as determined by the Company's Board of Directors from time-to-time. In general, the options are granted at exercise prices equal to the fair market value of Common Stock on the date of grant, have a life of 10 years and provide for vesting over a four-year period. As of December 31, 1998, 396,138 shares were exercisable. Total stock based compensation cost recognized in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10.   EMPLOYEE STOCK INCENTIVES (CONTINUED)

 Statement of Operations for the years ended December 31, 1998, 1997 and 1996 was $111, $111, and $54, respectively. During 1996, the Company granted 209,250 options with exercise prices below the then estimated fair market values. These options have a weighted average exercise price of $7.10 and weighted average fair value of $5.69.

     The exercise price for options outstanding at the end of 1998 ranged from $1.33 to $27.91. The following table summarizes option activity, which may be exercised at various dates through January 2008:


                                                      1998                             1997                           1996
                                                    WEIGHTED                         WEIGHTED                       WEIGHTED
                                      1998          AVERAGE            1997          AVERAGE         1996           AVERAGE
                                    OPTIONS      EXERCISE PRICE      OPTIONS     EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                 -------------   --------------  --------------  --------------  -------------   --------------
Beginning of the period
options outstanding...........       875,649         $ 7.99          703,299         $ 5.99          377,025       $  3.78
Options granted................      455,250          19.03          303,000          10.51          632,499          6.10
Options exercised..............      (44,594)          6.59         (111,150)          5.56         (156,900)         1.21
Options canceled...............      (12,587)         10.79          (19,500)          8.09         (149,325)         5.91
                                 ---------------                 ---------------                 --------------
End of period options
outstanding....................    1,273,718          11.96          875,649           7.99          703,299          5.99
                                 ===============                 ===============                 ==============
Options granted range of
option prices..................  $17.15 - $27.91                  $10.04-$13.59                    $6.24-$7.10
                                 ===============                 ===============                 ==============
Options exercised range of
option prices..................  $1.33 - $10.04                   $0.67-$7.03                      $0.67-$6.39
                                 ===============                 ===============                 ==============
Options exercisable at end of
year ..........................      396,138         $ 7.39          240,587         $ 6.47         182,271        $  5.94
                                 ===============                 ===============                 ==============

     The Company has adopted the disclosure-only provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for stock options issued with exercise prices equal to the fair value of the Common Stock on the date of grant. SFAS 123 requires the determination of fair value of all options utilizing stock option valuation models. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In providing the pro forma disclosures below, the Company used the Black-Scholes option pricing model with the following weighted average assumptions: (1) an expected volatility factor for the Company's stock of .40; (2) a risk-free interest rate of 6.15%;
(3) an expected life of options of 3 years; and (4) no dividend payments. The weighted-average grant date fair value of options granted in 1998, 1997 and 1996 was $6.76, $4.59 and $4.01, respectively. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income from continuing operations and income per share from continuing operations would have been as follows:

                                                    1998      1997       1996
                                                   ------    ------    ------
Net income--as reported.......................     $7,080    $6,130    $3,130
Net income--adjusted..........................     $6,608    $5,908    $2,997
Net income per share--as reported.............     $ 0.61    $ 0.56    $ 0.76
Net income per share--adjusted................     $ 0.58    $ 0.54    $ 0.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11.   EARNINGS PER SHARE

     The following table sets forth the computation of shares for purposes of the earnings per share calculation (in thousands):

                                                                 1998                 1997               1996
                                                                ------               ------             -----
     Weighted average shares outstanding ............           11,513               10,985             4,133
     Net effect of dilutive securities:
      Stock options...................................             575                  283               161
      Convertible preferred stock.....................              --                   --             3,508
                                                                ------               ------             -----
     Totals..........................................           12,088               11,268             7,802
                                                                ======               ======             =====

     Income from continuing operations and net income for 1996 for purposes of computing earnings per share-basic include net forgiveness of dividends of $4,297.

12.   INCOME TAXES

     The provision for income taxes (benefit) consists of the following:

                                                              1998           1997         1996
                                                            -------        -------      -------
     Current:
               Domestic:
               Federal...................................   $ 4,192        $ 1,801      $   496
               State.....................................       463            360          206
               Foreign...................................        96             65           --
                                                            -------        -------      -------
                                                              4,751          2,226          702

     Deferred:
               Domestic..................................      (390)         1,527          540
               Foreign...................................        63            216         (369)
                                                            -------        -------      -------
                                                            $ 4,424        $ 3,969       $  873
                                                            =======        =======       ======

     During 1998, 1997 and 1996 the Company's tax liability was decreased $126, $134 and $150, respectively, and additional paid-in capital increased due to the early disposition of stock by a stock option holder. During 1997 the Company utilized approximately $650 of operating loss carryforwards thereby reducing its current liability.

     Income tax expense (benefit) reconciled to the amount computed at statutory rates is as follows:

                                                                         1998         1997        1996
                                                                       ------        ------     --------
     Federal tax (benefit) at statutory rate......................     $4,025        $3,434     $   (103)
     Purchased in-process research and development................         --            --          833
     State income taxes (net of federal income tax effect)........        407           442           92
     Increase in valuation allowance..............................        199           156           --
     Tax benefits related to export sales.........................       (154)         (209)          --
     Other, net...................................................        (53)          146           51
                                                                       ------        ------     --------
                                                                       $4,424        $3,969     $    873
                                                                       ======        ======     ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12.   INCOME TAXES (CONTINUED)

                                                                     DECEMBER 31,
                                                                  1998          1997
                                                                -------       -------
     Deferred income tax assets:
               Net operating loss carryforwards ..........      $ 1,522       $ 1,505
               Losses from foreign operations ............        1,068         1,008
               Patents and other intangibles .............          743           511
               Inventory .................................        1,361           997
               Non-deductible accrued expenses ...........          949           583
               Purchased in-process research & development          297            --
               AMT credit ................................           --            44
               Severance accruals ........................          282            27
                                                                -------       -------
                                                                  6,222         4,675
               Valuation allowance .......................         (940)         (741)
                                                                -------       -------
                                                                  5,282         3,934
                                                                -------       -------

     Deferred income tax liabilities:
               Amortization of goodwill ..................       (2,134)       (2,118)
               Depreciation ..............................         (742)         (712)
               Purchased research and development ........           --          (215)
                                                                -------       -------
                                                                 (2,876)       (3,045)
                                                                -------       -------
     Total deferred income taxes, net ....................      $ 2,406       $   889
                                                                =======       =======

     The valuation allowance at December 31, 1998 and 1997 relates to certain losses from foreign operations incurred prior to 1996 and short-term capital losses which management believes the ultimate realization of the related tax benefits is not more likely than not at the present time. This allowance was increased $199, $156 and $6 for 1998, 1997 and 1996, respectively, for losses of these foreign operations. Foreign losses totaling approximately $2,029 can be carried forward for periods ranging from five years to indefinitely. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $393. Domestic loss carryforwards total $3,854 and expire in 2009 through 2011.

13.  RELATED PARTY TRANSACTIONS

     At December 31, 1998 and 1997, the Company had outstanding a note receivable totaling $826 and $724, respectively from an officer, which is collateralized by 36,000 shares of Common Stock. In March of 1998, the note was amended and restated. The interest rate was changed from 10% to 5.32%. At that time, accrued interest of $102 was added to the principal portion of the note. The note becomes a demand note on November 7, 2000 and, in any event, is payable in full by November 7, 2002.

     In connection with the acquisition of TreBay in April 1996, a significant shareholder of the Company made loans to three officers to acquire the Company's stock. At December 31, 1996, the aggregate principal value of notes payable to the shareholder from the officers was $1,900. The notes were paid in July 1998.

14.  LEASE COMMITMENTS

     The Company was committed under noncancelable operating leases with terms in excess of one year involving certain property and equipment. Rental expense on all rental agreements totaled $580, $706, and $790 for the years ended December 31, 1998, 1997 and 1996, respectively. In general, the Company has options to renew its leases for varying periods of time. Annual minimum rental commitments under these leases are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


14.   LEASE COMMITMENTS (CONTINUED)

               YEAR ENDING DECEMBER 31,

               1999.....................................................  $237
               2000.....................................................   183
               2001.....................................................   140
               2002.....................................................   107
               2003 and thereafter......................................    40
                                                                          ----
                                                                          $707

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

16.   SEGMENT INFORMATION

     The Company manufactures and distributes medical devices and supplies for use by ENT physicians. The Company has a dedicated Vice President of Sales and Vice President of Marketing devoted solely to its U.S. core ENT market. The Company also offers a line of products for ophthalmic surgeons, which segment is the sole focus of another Vice President. These two markets represent segments identified for evaluating profitability and asset allocation. The "other" category is comprised principally of orthopaedic sales. Sales of ophthalmic products internationally are not as material proportionally as they are in the U.S. Additionally, the President of Xomed International, Inc. is directly responsible for all sales outside the U.S. International is the third segment identified and measured. No other segments or operations are material to consolidated sales or assets.

     DISCLOSURES FOR PURPOSES OF SEGMENTAL REPORTING. Sales are recorded in the geographical segment when and where products are delivered to the end user. Related cost of sales reflects only economic costs (I.E., no intersegment profit). Segment assets are reported based on specific identification where possible, or if not, based on an allocation as a percentage of sales. Goodwill is not allocated among the different segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


16.   SEGMENT INFORMATION (CONTINUED)

                                                          DOMESTIC
                                       --------------------------------------------------
                                       CORE ENT     OPHTHALMIC       OTHER         TOTAL    INTERNATIONAL  CONSOLIDATED
                                       --------     ----------     --------      --------   -------------  ------------
Sales                        1998      $ 53,236      $  9,540      $  1,849      $ 64,625      $ 26,758      $ 91,383
                             1997        42,736         8,954         2,108        53,798        23,442        77,240
                             1996        35,071         8,359         1,217        44,647        21,017        65,664

Depreciation Expense         1998      $  1,879      $     84      $     63      $  2,026      $    326      $  2,352
                             1997         1,783            86            70         1,939           401         2,340
                             1996         1,869            78            71         2,018           267         2,285

Segment Profit               1998      $ 20,127      $  2,765      $    705      $ 23,597      $  7,024      $ 30,621
                             1997        15,161         2,892           883        18,936         5,115        24,051
                             1996         9,834         3,297           868        13,999         5,282        19,281

Segment Assets               1998      $102,241      $ 12,583      $    939      $115,763      $ 26,233      $141,996
                             1997        76,214        10,739         1,224        88,177         7,550        95,727
                             1996        73,117        11,542         2,136        86,795         7,261        94,056

Capital Expenditures         1998      $  6,638      $    662      $    166      $  7,466      $    240      $  7,706
                             1997         2,454           262            14         2,730           612         3,342
                             1996         2,140            73            21         2,234           137         2,371


Reconciliation of Segment Profit to income (loss) before tax:

                                                             1998                   1997                  1996
                                                           ------                  ------                 ------
Indirect operating expenses:
  General and administrative.........................     $ 8,857                 $ 7,620                $ 6,342
  Amortization of intangibles........................       2,417                   2,374                  2,421
  Write-off of acquired research and development.....       1,153                      --                  2,380
  Restructuring charges and other....................       1,809                      --                  3,093
  Research and development...........................       4,681                   4,088                  3,659
                                                          -------                 -------                -------
Total indirect expenses..............................      18,917                  14,082                 17,895
                                                          -------                 -------                -------
Income from operations...............................      11,704                   9,969                  1,386
Interest, net........................................         559                    (104)                (2,205)
Loss on impairment of investments....................        (828)                     --                     --
Other income, net....................................          69                     234                    525
                                                          =======                 =======                =======
Income (loss) before income taxes....................     $11,504                 $10,099                $  (294)
                                                          =======                 =======                =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17.   PROFORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The following Statements of Income show the proforma results of operations as if the acquisition of Micro-France had occurred on January 1, 1997:

                                                    YEAR ENDED                                YEAR ENDED
                                                DECEMBER 31, 1998                          DECEMBER 31, 1997
                                       -------------------------------------     --------------------------------------
                                         XOMED    MICRO-FRANCE    PRO FORMA        XOMED    MICRO-FRANCE    PRO FORMA
Sales, net...........................   $91,383      $ 8,440       $99,823       $77,240       $ 8,196      $ 85,436
Cost of sales........................    35,284        3,790        39,074        30,475         3,649        34,124
                                        -------      -------       -------       -------       -------      --------
Gross profit.........................    56,099        4,650        60,749        46,765         4,547        51,312

Operating expenses:

Selling, general and administration..    34,335        2,331        36,666        30,334         2,532        32,866
Amortization of intangibles..........     2,417          365(1)      2,782         2,374           365(1)      2,739
Write-off of acquired research
   and development...................     1,153           --         1,153            --            --            --
Restructuring and other charges......     1,809           --         1,809            --            --            --
Research and development.............     4,681           --         4,681         4,088            --         4,088
                                        -------      -------       -------       -------       -------      --------
Total operating expenses.............    44,395        2,696        47,091        36,796         2,897        39,693

Income from operations...............    11,704        1,954        13,658         9,969         1,650        11,619

Interest; net........................      (269)        (740)(2)    (1,009)         (104)         (792)(2)      (896)
Other income, net....................        69           --            69           234            --           234
                                        -------      -------       -------       -------       -------      --------

Income before income taxes...........    11,504        1,214        12,718        10,099           858        10,957

Income tax expense...................     4,424          506         4,930         3,969           358         4,327
                                        -------      -------       -------       -------       -------       -------
Proforma net income..................   $ 7,080      $   708       $ 7,788       $ 6,130       $   500      $  6,630
                                        =======      =======       =======       =======       =======      ========

Proforma net income per share........                              $  0.64                                  $   0.59
                                                                   =======                                  ========

Weighted average shares outstanding..                               12,088                                    11,268
                                                                   =======                                  ========

(1) Represents proforma amortization of excess of purchase cost over net book value of assets acquired.
(2) Proforma interest expense calculated based on funds required to acquire Micro-France less cash acquired and cash flows in 1997 and 1998.

                                 EXHIBIT INDEX


EXHIBIT                                  DESCRIPTION
-------                                  -----------

  2.1 Stock Purchase Agreement among The Stockholders of Etablissements Boutmy, S.A. and Xomed France Holdings, S.N.C. dated December 30, 1998.

  3.1       Second Restated Certificate of Incorporation.

  3.2       Restated By-Laws.

  10.13.3 Third Amended and Restated Xomed Surgical Products, Inc. 1996 Stock Option Plan (incorporating amendments approved at May 21, 1998 annual meeting of stockholders).

  10.15 Employment Agreement dated as of February 24, 1999 between the Company and James T. Treace.

  10.16 Employment Agreement dated as of February 24, 1999 between the Company and F. Barry Bays.

  21        Subsidiaries.

  23        Consent of Ernst & Young LLP.

  27        Financial Data Schedule.