Form 10-Q
period 1999-04-03
XOMED SURGICAL PRODUCTS INC
filed 1999-05-17
CIK 1016181

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

                  For the quarterly period ended APRIL 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                            6743 SOUTHPOINT DRIVE N.
                           JACKSONVILLE, FL 32216-0980
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (904) 296-9600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $.01 par value - 12,260,904 shares as of April 22, 1999

================================================================================

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE NUMBER
                                                                           -----------

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               April 3, 1999 and December 31, 1998.........................     2

           Condensed Consolidated Statements of Income
               Three Months Ended April 3, 1999 and March 28, 1998.........     3

           Condensed Consolidated Statements of Cash Flows
                  Three Months Ended April 3, 1999 and March 28, 1998......     4

           Notes To Condensed Consolidated Financial Statements
               April 3, 1999...............................................     5

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................     8

Item 3     Qualitative and Quantitative Disclosures about Market Risk......    11


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................    12

Item 6.    Exhibits and Reports on Form 8-K................................    12

SIGNATURES                                                                     12


                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               APRIL 3,    DECEMBER 31,
                                                                                 1999          1998
                                                                             -----------   ------------
ASSETS                                                                       (unaudited)
Current assets:
     Cash and cash equivalents .........................................     $   6,435      $   4,256
     Accounts receivable, less allowance ...............................        20,241         18,516
     Other receivables .................................................           301            287
     Inventories .......................................................        21,264         22,368
     Prepaid expenses and other assets .................................         1,387          1,299
                                                                             ---------      ---------
Total current assets ...................................................        49,628         46,726

Investment securities ..................................................         9,204         16,584
Notes receivable from officers .........................................           826            826
Property, plant and equipment, net .....................................        23,543         21,769
Cost in excess of net assets acquired, net .............................        48,176         49,488
Other assets ...........................................................         4,432          4,293
Deferred income taxes ..................................................         2,310          2,310
                                                                             ---------      ---------
Total assets ...........................................................     $ 138,119      $ 141,996
                                                                             =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable ..................................................     $   5,578      $   5,325
     Accrued expenses ..................................................         7,118          4,923
     Accrued payroll and commissions ...................................         2,347          2,989
     Accrued restructuring costs .......................................           874            955
                                                                             ---------      ---------
Total current liabilities ..............................................        15,917         14,192

Deferred credits .......................................................           299            500
Long-term debt .........................................................         5,739         13,062
Shareholders' equity :
     Preferred stock, $1.00 par value, 1,000,000 shares authorized,
       -0- shares issued and outstanding ...............................          --             --
     Common stock, voting, $.01 par value; 30,000,000 shares authorized,
       12,257,792 shares issued and outstanding ........................            82             81
     Retained earnings .................................................         6,178          3,621
     Additional paid-in capital ........................................       111,499        110,831
     Cumulative translation adjustments ................................        (1,581)          (122)
     Unearned compensation .............................................          (141)          (169)
     Unrealized gain on securities .....................................           127           --
                                                                             ---------      ---------
Total shareholders' equity .............................................       116,164        114,242
                                                                             ---------      ---------
Total liabilities and shareholders' equity .............................     $ 138,119      $ 141,996
                                                                             =========      =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                             ------------------------
                                                             APRIL 3,        MARCH 28,
                                                               1999            1998
                                                             -------         --------
Sales, net .............................................     $27,608         $20,682
Cost of sales ..........................................      10,780           8,063
                                                             -------         -------

Gross margin ...........................................      16,828          12,619
Operating expenses:
     Selling, general and administrative ...............      10,788           8,085
     Research and development ..........................       1,393           1,170
     Amortization of intangibles .......................         685             584
                                                             -------         -------

Total operating expense ................................      12,866           9,839
                                                             -------         -------

Operating income .......................................       3,962           2,780

Interest and dividend income, net .....................           34              30
Other income, net ......................................          89              40
                                                             -------         -------

Income before income tax expense .......................       4,085           2,850
Income tax expense .....................................       1,528           1,125
                                                             -------         -------

Net income .............................................     $ 2,557         $ 1,725
                                                             =======         =======
Per share:
Net income - basic .....................................     $  0.21         $  0.16
                                                             =======         =======

Net income - diluted ...................................     $  0.20         $  0.15
                                                             =======         =======

Weighted average common shares outstanding  - basic ....      12,159          11,012
                                                             =======         =======

Weighted average common shares outstanding - diluted....      12,981          11,448
                                                             =======         =======

See notes to condensed consolidated financial statements

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                        -------------------
                                                        APRIL 3,   MARCH 28,
                                                          1999       1998
                                                        -------    --------
OPERATING ACTIVITIES
Net cash provided by operating activities ..........    $ 4,080     $ 2,769

INVESTING ACTIVITIES
Purchases of property and equipment ................     (2,415)       (659)
Sale of investment securities ......................      7,523        --
                                                        -------     -------
Net cash provided by (used in) investing activities       5,108        (659)

FINANCING ACTIVITIES
Payments on revolving line of credit ...............     (7,323)       --
Exercise of stock options ..........................        669          67
                                                        -------     -------
Net cash provided by (used in) financing activities      (6,654)         67

Effect of exchange rate on cash and cash equivalents       (355)       --
                                                        -------     -------

Net increase in cash and cash equivalents ..........      2,179       2,177

Cash and cash equivalents at beginning of period ...      4,256       1,712
                                                        -------     -------
Cash and cash equivalents at end of period .........    $ 6,435     $ 3,889
                                                        =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .......................................    $   213     $    11
                                                        =======     =======
    Income taxes ...................................    $   193     $   437
                                                        =======     =======

See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1998, 1997, and 1996 of Xomed Surgical Products, Inc. (the Company) in the Company's 1998 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                            APRIL 3,    DECEMBER 31,
                                              1999          1998
                                            -------     -----------

          Finished goods ................   $12,876       $12,693
          Work in process ...............     2,064         2,525
          Raw materials and packaging ...     6,324         7,150
                                            -------       -------
                                            $21,264       $22,368
                                            =======       =======

NOTE C - INVESTMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     Investments consist substantially of marketable preferred stocks that are designated as available for sale. Accordingly, the securities are marked to market and the unrealized gains and losses are included, net of taxes, as a separate component of shareholders' equity. The investments consist of the following:

         AVAILABLE FOR SALE                  COST          MARKET
         ------------------                 -------       -------
         Preferred Stock..............      $ 9,000       $ 8,446
         Other........................          758           758
                                            -------       -------
                                            $ 9,758       $ 9,204
                                            =======       =======

     In order to manage the interest rate risk on the preferred stock, the Company has entered into derivative financial instruments with off-balance sheet risk. The Company enters into short sales of futures contracts on US Treasury Bonds in order to hedge the effect of interest rate risk on its preferred stock portfolio. The futures contracts are designated at inception as a hedge of the interest rate risk on the preferred stock and are monitored to determine if it remains an effective hedge. The effectiveness of the futures contract as a hedge is based on changes in its market value being highly inversely correlated with changes in the market value of the underlying hedged item. The Company defers any realized or unrealized gains or losses on the futures contract as a separate component of shareholders equity until the hedged items (preferred stock) are sold at which time the gain or loss is recorded in the statement of income. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exist, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge. As of April 3, 1999, the Company has deferred realized and unrealized gains on its hedged investment portfolio of $194 before income taxes. Realized gains included in the Condensed Consolidated Statement of Income for the three months ended April 3,1999 were $94.

NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of shares for purposes of the earnings per share calculation:

                                                             APRIL 3,  MARCH 28,
                                                               1999       1998
                                                             -------   --------

     Weighted average shares outstanding ...............     12,159     11,012
     Net effect of dilutive stock options - based on the
        treasury stock method ..........................        822        436
                                                             ------     ------
     Totals ............................................     12,981     11,448
                                                             ======     ======

NOTE E - COMPREHENSIVE INCOME

     Comprehensive income (loss) is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity and are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from certain subsidiaries and unrealized gains on investment securities. Comprehensive income for the three months ended April 3, 1999 and March 28, 1998, respectively, is insignificant and therefore is not disclosed in the balance sheet as a separate component of shareholders' equity. The components of comprehensive income (loss) are listed below:

                                                     THREE MONTHS ENDED
                                                    --------------------
                                                    APRIL 3,    MARCH 28,
                                                      1999        1998
                                                    -------     --------
     Net income ................................    $ 2,557     $ 1,725
     Foreign currency translation adjustment....     (1,475)        (54)
     Unrealized gain on investment securities...        143        --
                                                    -------     -------
     Comprehensive income ......................    $ 1,225     $ 1,671
                                                    =======     =======

The foreign currency translation adjustment for the three months ended April 3, 1999 is related primarily to the weakening of the French Franc subsequent to the purchase of Micro-France.

NOTE F - ACCRUED RESTRUCTURING COSTS

     At December 31, 1998, the Company had accrued restructuring costs of $955 related to: (1) $580 for the transfer of certain production operations from its Merocel facility in Mystic, Connecticut to its main facility in Jacksonville, Florida, (2) $261 for the closure of its direct selling site in Paris, France in conjunction with the acquisition of Micro-France and (3) $114 for the termination of two supplier agreements. The accrual was for severance pay, lease termination fees, asset disposals and other costs related to these activities. For the three months ended April 3, 1999, the Company paid $81 toward the accrued restructuring costs as shown in the following table:

                                                    DECEMBER 31,               APRIL 3,
     ACCRUED RESTRUCTURING COSTS                       1998       PAYMENTS       1999
     ---------------------------                      -----       --------       -----
     Severance Pay...............................     $ 569        $  (28)       $ 541
     Lease Termination...........................       104            --          104
     Asset Disposals.............................       146            --          146
     Other Costs.................................       136           (53)          83
                                                      -----        -------       -----
    Totals......................................      $ 955        $  (81)       $ 874
                                                      =====        ======        =====

NOTE G - SEGMENT INFORMATION

         The Company manufactures and distributes medical devices and supplies for use by ENT physicians. The Company has a dedicated Vice President of Sales and Vice President of Marketing devoted solely to its U.S. core ENT market. The Company also offers a line of products for ophthalmic surgeons, which segment is the sole focus of another Vice President. These two markets represent segments identified for evaluating profitability and asset allocation. The "other" category is comprised principally of orthopaedic sales. Sales of ophthalmic products internationally are not as material proportionately as they are in the U.S. Also, the President of Xomed International, Inc. is directly responsible for all sales outside the U.S. International is the third segment identified and measured.

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

                                           THREE MONTHS ENDED APRIL 3, 1999
                                ------------------------------------------------------
                                       DEPRECIATION  SEGMENT     SEGMENT    CAPITAL
      SEGMENT                   SALES    EXPENSE     PROFIT      ASSETS   EXPENDITURES
      -------                  ------- ------------  -------     -------  ------------
      Domestic:
        Core ENT .........     $15,814     $524     $6,101     $ 96,742     $2,114
        Ophthalmic .......       2,364       28        266       10,125        120
        Other ............         307        6        113          921         55
                               -------     ----     ------     --------     ------
     Total ...............      18,485      558      6,480      107,788      2,289
     International .......       9,123       81      2,012       30,331        126
                               -------     ----     ------     --------     ------
     Consolidated ........     $27,608     $639     $8,492     $138,119     $2,415
                               =======     ====     ======     ========     ======


                                         THREE MONTHS ENDED MARCH 28, 1998
                                ------------------------------------------------------
                                       DEPRECIATION  SEGMENT     SEGMENT    CAPITAL
      SEGMENT                   SALES    EXPENSE     PROFIT      ASSETS   EXPENDITURES
      -------                  ------- ------------  -------     -------  ------------
     Domestic:
        Core ENT .........     $12,190     $461     $4,261     $ 74,956     $  587
        Ophthalmic .......       2,156       20        670        9,935         31
        Other ............         309       19        120        1,215          3
                               -------     ----     ------     --------     ------
     Total ...............      14,655      500      5,051       86,106        621
     International........       6,027       93      1,400       12,667         19
                               -------     ----     ------     --------     ------
     Consolidated ........     $20,682     $593     $6,451     $ 98,773     $  640
                               =======     ====     ======     ========     ======


Reconciliation of segment profit to income before tax:

                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                    APRIL 3,       MARCH 28,
                                                      1999           1998
                                                    --------       ---------
     Indirect operating expenses:
       General and administrative..............     $ 2,452        $ 1,917
       Amortization of intangibles.............         685            584
       Research and development................       1,393          1,170
                                                    -------        -------
     Total indirect expenses...................       4,530          3,671
                                                    -------        -------
     Income from operations....................       3,962          2,780
     Interest and dividend income, net.........          34             30
     Other income, net.........................          89             40
                                                    -------        -------
     Income before income taxes................     $ 4,085        $ 2,850
                                                   ========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

    PRODUCT LINE                                   THREE MONTHS ENDED
                                            -------------------------------
                                             APRIL 3, 1999   MARCH 28, 1998
                                             -------------   --------------
    Sinus & Rhinology...................       $12,425         $ 8,481
    Head & Neck.........................         5,755           4,552
    Otology.............................         4,604           4,132
                                               -------         -------
      Total Core ENT Business..........         22,784          17,165
   Ophthalmic & Other..................          4,824           3,517
                                               -------         -------
      Total Company....................        $27,608         $20,682
                                               =======         =======

    GEOGRAPHIC                                     THREE MONTHS ENDED
                                            -------------------------------
                                            APRIL 3, 1999    MARCH 28, 1998
                                            -------------    --------------
Domestic............................            $18,485         $14,655
International.......................              9,123           6,027
                                              ---------       ---------
   Total Company....................            $27,608         $20,682
                                                =======         =======

         NET SALES. Net sales increased 33.5% to $27.6 million in the first three months of 1999 from $20.7 million in the comparable period of 1998. The first quarter of 1999 included $2.2 million in net sales related to Micro-France, which was acquired on December 30, 1998. Also, due to a change in the Company's quarterly fiscal calendar, there were 64 selling days in the first three months of 1999 as compared to 60 selling days for the comparable period of 1998. In the core business of sinus and rhinology, head and neck and otology, sales increased 32.7% over the prior comparable period. Domestic core ENT sales increased by 29.7% to $15.8 million for the three-months ended April 3, 1999 over the comparable period in 1998. During the quarter, the Company completed its full domestic launch of the new LandmarX(TM) image guided surgery system, which is used primarily in conjunction with endoscopic sinus surgery. This new product launch, combined with continued strength in the Company's flagship XPS 2000 StraightShot(R) power resection system and its NIM-2(R) XL nerve integrity monitoring system helped drive the Company's domestic performance. In addition, sales in the relatively mature domestic otology market increased 18.1% to $3.2 million for the first three months of 1999 as compared to $2.7 million for the comparable period in 1998, and domestic ophthalmic sales increased 9.6% to $2.4 million from $2.2 million. International core ENT sales increased by 40.1% to $7.0 million for the three-month period as compared to the same period in 1998. In addition to the sales of Micro-France, the Company realized strong growth in most major markets, especially the Asia/Pacific region (excluding Japan) where sales increased by more than 50% for the first three months of 1999 as compared to the comparable period in 1998. The increase in core business sales was primarily the result of strong growth in the Company's XPS product line, where sales grew more than 85% versus the prior year's first quarter.

         COST OF SALES AND GROSS MARGIN. Cost of sales increased 33.7% to $10.8 million in the first three months of 1999 from $8.1 million in the first three months of 1998. Cost of sales as percent of sales was 39.0% for both periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 33.4% or $2.7 million in the first three months of 1999 from the comparable period in 1998. The increase in expenses from 1998 to 1999 was partially caused by marketing expenses related to the new LandmarX(TM) image guided surgery system, transition of some ophthalmic sales from distributors to an internal sales force, integration expenses related to the acquisition of Micro-France, and variable expenses related to sales. As a percent of sales, selling, general and administrative expenses were 39.1% for the first three months of 1999 and 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 19.1% to $1.4 million in the first three months of 1999 from $1.2 million in the comparable period of 1998, and decreased as a percent of sales to 5.0% from 5.7% during the same respective periods. This decrease, as a percent of sales, is primarily due to increased sales related to Micro-France and the LandmarX(TM) image guided surgery system without associated research and development expenses.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased 17.3% to $685,000 for the first three months of 1999 from $584,000 in the comparable period of 1998. The increase in amortization is primarily related to goodwill of $9.0 million recognized from the purchase of Micro-France at December 30, 1998, which is being amortized over a 25-year period.

         INTEREST AND OTHER. Net interest and dividend income in the first quarter of 1999 was $34,000 as compared to $30,000 in the comparable quarter of 1998. Interest and dividend income has decreased from the level seen in the third and fourth quarter of 1998 due to the purchase of Micro-France. Net other income was $89,000 for the first three months of 1999 compared to $40,000 for the comparable period of 1998. The difference is primarily related to a $94,000 increase in the market value of the Company's investment portfolio, offset somewhat by foreign currency exchange costs.

         INCOME TAXES. The Company's effective tax rate was 37.4% for the first three months of 1999 and 39.5% for the prior comparable period. The decrease in the effective tax rate is primarily due to the dividend-received exclusion on dividend income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into an Amended and Restated Credit Agreement with its bank in May 1997 under which it may borrow through a revolving credit facility (the "line of credit") up to $25 million to be used for working capital needs and potential acquisitions. At April 3, 1999, $22.5 million was available under the line of credit.

         During the three months ended April 3, 1999, operating activities provided cash of $4.1 million as compared to $2.8 million in the comparable period of 1998. In the first three months of 1999, cash provided by inventory, accounts receivable, other assets and accounts payable was approximately $622,000 compared to $100,000 in the comparable period of 1998. Increases in accounts receivable due to growth in sales and other assets were offset by increases in accounts payable and accrued expenses.

         Cash provided by investing activities was $5.1 million in the first three months of 1999 as compared to cash used in investing activities of $0.7 million in the prior comparable period. Cash of $7.5 million was provided by the sale of investment securities in 1999, which was used to pay-down debt. Capital expenditures were $2.4 million and $0.7 million in the first three months of 1999 and 1998, respectively. Cash used to purchase capital assets is expected to increase as the Company expects to spend approximately $5.6 million in 1999 on its headquarters expansion in Jacksonville, Florida in addition to its capital equipment requirements.

         Cash used in financing activities was $6.7 million in the first three months of 1999 as compared to $67,000 provided in the comparable period of 1998. In 1999, the Company used the proceeds from the sale of investment securities to pay $7.3 million outstanding under the line of credit. $669,000 was provided by the exercise of stock options in the first three months of 1999 as compared to $67,000 in the comparable period of 1998.

         Based on the Company's ability to generate cash flow from operations and with the availability of borrowing under its line of credit, the Company believes it will be able to finance its working capital and expansion needs for at least the next 24 months.

FINANCIAL INSTRUMENTS AND MARKET RISK MANAGEMENT

         The Company is exposed to interest rate risk stemming from its preferred stock portfolio. The Company has entered into short sales of US Treasury Bond futures in order to hedge the effect of the interest rate risk on its preferred stock portfolio. See Item 3. Qualitative and Quantitative Disclosures about Market Risk.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position.

YEAR 2000

         The Company has undertaken an internal assessment of its operations, including its information systems, financial systems and its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company's focus on this issue is to avoid any adverse effect on business operations and ensure that transactions with customers, suppliers, and financial institutions are fully supported. This internal assessment is approximately 90% complete, and the Company expects to finish the assessment process by June 1999. The Company plans to devote the necessary resources to resolve any significant Year 2000 issues in a timely manner. To date, the Company has performed limited testing of systems, and may conduct further testing and/or an external audit following the conclusion of its assessment. Only internal time and costs have been incurred related to investigating and testing related to the Year 2000 issue. These costs are immaterial to date. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between $50,000 and $100,000, respectively.

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

         In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption. At present, the Company has not developed contingency plans but intends to develop such plans in fiscal year 1999. Based on existing information, the Company believes the anticipated spending to become Year 2000 compliant will not have a material adverse effect on the Company's financial condition, cash flows or results of operations. Nevertheless, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         A portion of the Company's operations consists of sales and manufacturing activities in foreign markets. The Company manufactures its products in the United States and sells them outside the U.S. through a combination of international distributors and five wholly-owned subsidiaries. The Company also manufactures hand held instruments at its subsidiary, Micro-France. Sales from the U.S. operations to the third party distributors are in U.S. dollars and sales to the wholly-owned subsidiaries are in their local currencies.

         The Company uses short-term forward exchange contracts on its foreign currency receivables due from its subsidiaries. Hypothetically, if exchange rates were to change by 10% as compared to the U.S. Dollar, the effect on the Company's receivables from its foreign subsidiaries would be materially offset by the Company's hedge.

         The Company also translates the earnings and balance sheets of its foreign subsidiaries from their functional-local currency into U.S. dollars at the end of each month. As of the beginning of 1999, the result of a uniform 10% strengthening in the value of the U.S. Dollar relative to the currencies in which the Company's foreign subsidiaries operate would have affected income from operations by approximately $60,000 for the quarter ending April 3, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition, the Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices. The effect of translation of the balance sheets of the foreign subsidiaries does not affect income, but is recorded as a component of shareholders' equity. The cumulative translation adjustment recorded in shareholders equity increased from $122,000 at December 31, 1998 to $1,581,000 at April 3, 1999 due to the weakening of the Euro and the increased significance in assets held in France due to the Company's acquisition of MicroFrance on December 31, 1998.

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

         As of April 3, 1999, the Company holds positions in short sales of U.S. Treasury Bonds ("Bonds") with a notional amount of $6.5 million based on a price of $120.97. Upon closing out the short sale contracts, the Company could experience gains and losses depending on the price of the Bonds. Assuming a hypothetical increase or decrease of 10%, the price range of $108.88 to $133.07 would result in a potential gain of $650,000 or a potential loss of $650,000. However, these ranges reflect the effect of interest rates on the hedge strategy and not the exposed risk. Over the past ten years, investments in preferred stocks at the Company's level would typically react inversely to the amounts noted above and materially offset the gains or losses noted above.

         Based on the Company's current program of liquidating these investments over the next several months, the Company's belief that market conditions for these investments are improving, and the valuation reserves established in prior periods, the Company does not anticipate incurring material future losses on its investment portfolio. Based on the uncertainty of market conditions, however, there can be no assurance that material future losses will be avoided.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          EXHIBIT NO.    DESCRIPTION

          10.1 Employment Agreement dated as of March 22, 1999 between the Company and Thomas E. Timbie

          10.2 Employment Agreement dated as of March 22, 1999 between the Company and R. Glen Coleman

          10.3 Employment Agreement dated as of March 22, 1999 between the Company and Fred B. Dinger, III

          27             Financial Data Schedule

    (b) The Company filed a report on Form 8-K dated January 13, 1999, containing the Company's news release related to the acquisition of Micro-France on December 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

                                   XOMED SURGICAL PRODUCTS, INC.
                                   (Registrant)

Date    MAY 14, 1999               /s/ JAMES T. TREACE
                                   ---------------------------------------------
                                   James T. Treace, Chairman, President
                                   and Chief Executive Officer
                                   (duly authorized officer)


Date    MAY 14, 1999               /s/ THOMAS E. TIMBIE
                                   ---------------------------------------------
                                   Thomas E. Timbie, Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)