Form 10-Q
period 1999-07-03
XOMED SURGICAL PRODUCTS INC
filed 1999-08-17
CIK 1016181

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

                   For the quarterly period ended July 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 000-21517

                          XOMED SURGICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            06-1393528
 ------------------------------                          --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                            6743 SOUTHPOINT DRIVE N.
                           JACKSONVILLE, FL 32216-0980
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (904) 296-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common stock, $.01 par value - 12,273,449 shares as of July 29, 1999

================================================================================

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
               July 3, 1999 and December 31, 1998........................ 2

          Condensed Consolidated Statements of Income
               Three Months Ended July 3, 1999 and June 27, 1998
               and Six Months Ended July 3, 1999 and June 27, 1998....... 3

          Condensed Consolidated Statements of Cash Flows
               Six Months Ended July 3, 1999 and June 27, 1998........... 4

          Notes To Condensed Consolidated Financial Statements
               July 3, 1999.............................................. 5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... 8

Item 3    Qualitative and Quantitative Disclosures about Market Risk.... 12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders........... 13

Item 6.   Exhibits and Reports on Form 8-K.............................. 13

SIGNATURES                                                               14

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                              JULY 3,       DECEMBER 31,
                                                                               1999             1998
                                                                            -----------     ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents ...........................................    $  14,133       $   4,256
     Accounts receivable, less allowance .................................       20,403          18,516
     Other receivables ...................................................          389             287
     Inventories .........................................................       20,514          22,368
     Prepaid expenses and other assets ...................................        1,496           1,299
                                                                              ---------       ---------
Total current assets .....................................................       56,935          46,726

Investment securities ....................................................         --            16,584
Notes receivable from officers ...........................................          826             826
Property, plant and equipment, net .......................................       24,847          21,769
Cost in excess of net assets acquired, net ...............................       47,322          49,488
Other assets .............................................................        4,157           4,293
Deferred income taxes ....................................................        2,262           2,310
                                                                              ---------       ---------
Total assets .............................................................    $ 136,349       $ 141,996
                                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................    $   5,591       $   5,325
     Accrued expenses ....................................................        7,965           4,923
     Accrued payroll and commissions .....................................        2,771           2,989
     Accrued restructuring costs .........................................          403             955
                                                                              ---------       ---------
Total current liabilities ................................................       16,730          14,192

Deferred credits .........................................................          235             500
Long-term debt ...........................................................         --            13,062
Shareholders' equity :
     Preferred stock, $1.00 par value, 1,000,000 shares authorized,
       -0- shares issued and outstanding .................................         --              --
     Common stock, voting, $.01 par value; 30,000,000 shares authorized,..
       12,268,199 shares issued and outstanding ..........................           82              81
     Retained earnings ...................................................        9,434           3,621
     Additional paid-in capital ..........................................      111,597         110,831
     Cumulative translation adjustments ..................................       (1,616)           (122)
     Unearned compensation ...............................................         (113)           (169)
                                                                              ---------       ---------
Total shareholders' equity ...............................................      119,384         114,242
                                                                              ---------       ---------
Total liabilities and shareholders' equity ...............................    $ 136,349       $ 141,996
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

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             ------------------------          -------------------------
                                                             JULY 3,         JUNE 27,          JULY 3,         JUNE 27,
                                                              1999             1998             1999              1998
                                                             -------         --------          -------          --------
Sales, net.................................................  $29,367          $22,868          $56,975           $43,550
Cost of sales...............................................  11,433            8,929           22,213            16,992
                                                             -------          -------          -------           -------
Gross margin................................................  17,934           13,939           34,762            26,558
Operating expenses:
     Selling, general and administrative....................  10,818            8,717           21,606            16,802
     Research and development...............................   1,312            1,166            2,705             2,336
     Amortization of intangibles............................     697              584            1,382             1,168
     Write-off of non-productive assets ....................     286               --              286                --
                                                             -------          -------          -------           -------

Total operating expense.....................................  13,113           10,467           25,979            20,306
                                                             -------          -------          -------           -------
Operating income ...........................................   4,821            3,472            8,783             6,252

Interest and dividend income, net ..........................      52               62               86                92
Other income, net ..........................................     385               28              474                68
                                                             -------          -------          -------           -------

Income before income tax expense ...........................   5,258            3,562            9,343             6,412
Income tax expense .........................................   2,001            1,407            3,529             2,532
                                                             -------          -------          -------           -------

Net income ................................................. $ 3,257          $ 2,155          $ 5,814           $ 3,880
                                                             =======          =======          =======           =======
Per share:
Net income - basic ......................................... $  0.27          $  0.20          $  0.48           $  0.35
                                                             =======          =======          =======           =======
Net income - diluted ....................................... $  0.25          $  0.19          $  0.45           $  0.34
                                                             =======          =======          =======           =======
Weighted average common shares outstanding
basic ......................................................  12,264           11,015           12,211            11,013
                                                             =======          =======          =======           =======
Weighted average common shares outstanding -
diluted ....................................................  13,131           11,510           13,056            11,480
                                                             =======          =======          =======           =======

See notes to condensed consolidated financial statements

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                       -------------------------
                                                                         JULY 3,        JUNE 27,
                                                                          1999            1998
                                                                       ---------       ---------
OPERATING ACTIVITIES
Net cash provided by operating activities ........................      $ 10,201       $  5,604

INVESTING ACTIVITIES
Purchases of property, plant and equipment .......................        (4,747)        (2,377)
Sale of available for sale securities ............................        16,988           --
                                                                        --------       --------
Net cash provided by (used in) investing activities ..............        12,241         (2,377)

FINANCING ACTIVITIES
Payments on revolving line of credit .............................       (13,062)          --
Exercise of stock options ........................................           767            100
                                                                        --------       --------
Net cash provided by (used in) financing activities ..............       (12,295)           100

Effect of exchange rate on cash and cash equivalents .............          (270)          --
                                                                        --------       --------

Net increase in cash and cash equivalents ........................         9,877          3,327

Cash and cash equivalents at beginning of period .................         4,256          1,712
                                                                        --------       --------
Cash and cash equivalents at end of period .......................      $ 14,133       $  5,039
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .....................................................      $    239       $     45
                                                                        ========       ========
    Income taxes .................................................      $  1,275       $  2,320
                                                                        ========       ========


         See notes to condensed consolidated financial statements.

                 XOMED SURGICAL PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements for the years ended December 31, 1998, 1997, and 1996 of Xomed Surgical Products, Inc. (the "Company") in the Company's 1998 Annual Report on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                JULY 3,     DECEMBER 31,
                                                 1999           1998
                                                -------     ------------
Finished goods...............................   $13,238       $12,693
Work in process..............................     1,932         2,525
Raw materials and packaging..................     5,344         7,150
                                                -------     ----------
                                                $20,514        $22,368
                                                =======     ==========

NOTE C - INVESTMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

         Investments at December 31, 1998, consist substantially of marketable preferred stocks that are designated as available for sale. During the three months and six months ended July 3, 1999, the Company sold its entire investment portfolio at a gain of $323 and $417, respectively, which was included in other income.

NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of shares for purposes of the earnings per share calculation:



                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        ---------------------- --------------------
                                                        JULY 3,     JUNE 27,    JULY 3,    JUNE 27,
                                                          1999        1998       1999        1998
                                                        --------  ------------ ---------  ---------
Weighted average shares outstanding ...............      12,264      11,015      12,211      11,013
Net effect of dilutive stock options - based on the
   treasury stock method ..........................         867         495         845         467
                                                         ------      ------      ------      ------
Totals ............................................      13,131      11,510      13,056      11,480
                                                         ======      ======      ======      ======

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income (loss) is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity and are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from certain subsidiaries, unrealized gains on investment securities and reclassification adjustments related to investment securities that have been sold. Comprehensive income for the six months ended July 3, 1999 is insignificant and therefore is not disclosed in the balance sheet as a separate component of shareholders' equity. The components of comprehensive income (loss) are listed below:

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ------------------------   ------------------------
                                                        JULY 3,      JUNE 27,      JULY 3,      JUNE 27,
                                                         1999          1998         1999          1998
                                                      ----------    ----------   ----------    ----------
Net income ......................................      $ 3,257       $ 2,155      $ 5,814       $ 3,880
Foreign currency translation adjustment .........          (35)           36       (1,494)          (18)
Unrealized gain on investment securities ........         --            --
                                                                                      143          --
Reclassification adjustment of unrealized gain on
   investment securities ........................         (127)         --           (127)         --
                                                       -------       -------      -------       -------
Comprehensive income ............................      $ 3,095       $ 2,191      $ 4,336       $ 3,862
                                                       =======       =======      =======       =======

The foreign currency translation adjustment for the six months ended July 3, 1999 is related primarily to the weakening of the French Franc subsequent to the purchase of MicroFrance in December 1998. During the three months ended July 3, 1999 the Company sold its entire investment portfolio resulting in a reclassification adjustment of the unrealized gain on investment securities to other income.

NOTE F - ACCRUED RESTRUCTURING COSTS

     At December 31, 1998, the Company had accrued restructuring costs of $955 related to: (1) $580 for the transfer of certain production operations from its Merocel facility in Mystic, Connecticut to its main facility in Jacksonville, Florida, (2) $261 for the closure of its direct selling site in Paris, France in conjunction with the acquisition of MicroFrance and (3) $114 for the termination of two supplier agreements. The accrual was for severance pay, lease termination fees, asset disposals and other costs related to these activities. For the three and six months ended July 3, 1999, the Company paid $365 and $552, respectively toward the accrued restructuring costs as shown in the following table:


                                                                       PAYMENTS                            PAYMENTS
                                                  BALANCE          SIX MONTHS ENDED      BALANCE      THREE MONTHS ENDED
                                             DECEMBER 31, 1998       JULY 3, 1999      JULY 3, 1999      JULY 3, 1999
                                             -----------------    -----------------   -------------   ------------------
Severance pay ...............................      $ 569               $(350)             $ 219              $(258)
Lease termination ...........................        104                 (42)                62                --
Asset disposals .............................        146                 (63)                83                (63)
Other costs .................................        136                 (97)                39                (44)
                                                   -----               -----              -----              -----
Totals......................................       $ 955               $(552)             $ 403              $(365)
                                                   =====               =====              =====              =====

NOTE G - SEGMENT INFORMATION

         The Company manufactures and distributes medical devices and supplies for use by ear, nose and throat, (ENT) physicians. The Company has a dedicated Vice President of Sales and Vice President of Marketing devoted solely to its U.S. ENT market. The Company also offers a line of products for ophthalmic surgeons, which segment is the sole focus of another Vice President. These two markets represent segments identified for evaluating profitability and asset allocation. The "other" category is comprised principally of orthopaedic sales. Sales of ophthalmic products internationally are not as material proportionately as they are in the U.S. Also, the President of Xomed International, Inc. is directly responsible for all sales outside the U.S. International is the third segment identified and measured.

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


                                             THREE MONTHS ENDED JULY 3, 1999
                           ------------------------------------------------------------------------
                                        DEPRECIATION      SEGMENT         SEGMENT        CAPITAL
SEGMENT                      SALES        EXPENSE          PROFIT         ASSETS       EXPENDITURES
-------                    --------     ------------      -------         -------      ------------
Domestic:
   ENT....................  $16,745     $    526         $  7,055        $  96,011        $   1,986
   Ophthalmic.............    2,766           26              240           11,047              202
   Other..................      131            6               73              852               10
                           --------     --------         --------        ---------        ---------
Total.....................   19,642          558            7,368          107,910            2,198
International.............    9,725           63            2,090           28,439              103
                           --------     --------         --------        ---------        ---------
Consolidated.............. $ 29,367     $    621          $ 9,458         $136,349        $   2,301
                           ========     ========         ========        =========        =========

                                             THREE MONTHS ENDED JUNE 27, 1998
                           ------------------------------------------------------------------------
                                        DEPRECIATION      SEGMENT         SEGMENT        CAPITAL
SEGMENT                      SALES        EXPENSE          PROFIT         ASSETS       EXPENDITURES
-------                    --------     ------------      -------         -------      ------------
Domestic:
   ENT.................... $ 13,311      $    463        $  5,182        $  78,158         $  1,527
   Ophthalmic.............    2,266            19             669            9,823              113
   Other..................      473            19             202            1,150               26
                           --------      --------        --------        ---------         --------
Total.....................   16,050           501           6,053           89,131            1,666
International.............    6,818            67           1,447           12,258               71
                           --------      --------        --------        ---------         --------
Consolidated.............. $ 22,868      $    568        $  7,500        $ 101,389         $  1,737
                           ========      ========        ========        =========         ========


                                              SIX MONTHS ENDED JULY 3, 1999
                           ------------------------------------------------------------------------
                                        DEPRECIATION      SEGMENT         SEGMENT        CAPITAL
SEGMENT                      SALES        EXPENSE          PROFIT         ASSETS       EXPENDITURES
-------                    --------     ------------      -------         -------      ------------
Domestic:
   ENT................... $  32,559      $  1,050        $  13,156       $  96,011        $   4,100
   Ophthalmic............     5,130            54              506          11,047              322
   Other.................       438            12              186             852               65
                          ---------      --------        ---------       ---------        ---------
Total....................    38,127         1,116           13,848         107,910            4,487
International............    18,848           144            4,102          28,439              260
                          ---------      --------        ---------       ---------        ---------
Consolidated............. $  56,975      $  1,260        $  17,950       $ 136,349        $   4,747
                          =========      ========        =========       =========        =========



                                              SIX MONTHS ENDED JUNE 27, 1998
                           ------------------------------------------------------------------------
                                        DEPRECIATION      SEGMENT         SEGMENT        CAPITAL
SEGMENT                      SALES        EXPENSE          PROFIT         ASSETS       EXPENDITURES
-------                    --------     ------------      -------         -------      ------------
Domestic:
   ENT..................   $ 25,501      $    924        $   9,443       $  78,158        $   2,114
   Ophthalmic...........      4,422            39            1,339           9,823              144
   Other................        782            38              322           1,150               29
                          ---------      --------        ---------       ---------        ---------
Total...................     30,705         1,001           11,104          89,131            2,827
International...........     12,845           160            2,847          12,258               90
                          ---------      --------        ---------       ---------        ---------
Consolidated............   $ 43,550      $  1,161        $  13,951       $ 101,389        $   2,377
                          =========      ========        ========-       =========        =========

Reconciliation of segment profit to income before tax:


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                          -------------------     --------------------
                                          JULY 3,    JUNE 27,     JULY 3,     JUNE 27,
                                           1999        1998        1999        1998
                                          -------   ---------     -------     --------
Indirect operating expenses:
  General and administrative .......      $2,342       $2,278      $4,794      $4,195
  Amortization of intangibles ......         697          584       1,382       1,168
  Research and development .........       1,312        1,166       2,705       2,336
  Write-off of non-productive assets         286         --           286        --
                                          ------       ------      ------      ------
Total indirect expenses ............       4,637        4,028       9,167       7,699
                                          ------       ------      ------      ------
Income from operations .............       4,821        3,472       8,783       6,252
Interest and dividend income, net ..          52           62          86          92
Other income, net ..................         385           28         474          68
                                          ------       ------      ------      ------
Income before income taxes .........      $5,258       $3,562      $9,343      $6,412
                                          ======       ======      ======      ======


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

RESULTS OF OPERATIONS

         SALES BY MARKET. The Company derives sales from various markets within the ENT and ophthalmic industries. Sinus and rhinology, head and neck and otology are the three ENT markets in which the Company operates. In addition to products for these markets, the Company has orthopaedic and other product offerings. The following table summarizes the Company's worldwide product line sales and sales by geographic area during the periods indicated ( in thousands).



                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                         ----------------------------     ---------------------------------
PRODUCT LINE             JULY 3, 1999   JUNE 27, 1998       JULY 3, 1999      JUNE 27, 1998
------------             ------------   -------------      ------------      --------------
Sinus & Rhinology ....      $13,330         $ 9,818           $25,468           $18,299
Head & Neck ..........        6,289           5,242            12,044             9,794
Otology ..............        4,851           3,962             9,742             8,094
                            -------         -------           -------           -------
   Total  ENT Business       24,470          19,022            47,254            36,187
Ophthalmic ...........        3,666           3,133             6,907             6,154
Other ................        1,231             713             2,814             1,209
                            -------         -------           -------           -------
   Total Company .....      $29,367         $22,868           $56,975           $43,550
                            =======         =======           =======           =======


                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                         ----------------------------     ---------------------------------
GEOGRAPHIC               JULY 3, 1999   JUNE 27, 1998       JULY 3, 1999      JUNE 27, 1998
----------               ------------   -------------      ------------      --------------
Domestic.............      $19,642          $16,050           $38,127           $30,705
International........        9,725            6,818            18,848            12,845
                           -------          -------           -------           -------
   Total Company.....      $29,367          $22,868           $56,975           $43,550
                           =======          =======           =======           =======


         NET SALES. Net sales increased 28.4% to $29.4 million in the three months ended July 3, 1999 from $22.9 million in the comparable period of 1998. The second quarter of 1999 included $2.1 million in net sales related to MicroFrance, which was acquired on December 30, 1998. In the ENT business, sales increased 28.6% over the prior comparable period. With strong contributions from most major product categories, domestic ENT sales increased by 25.8% to $16.7 million for the three-months ended July 3, 1999 from $13.3 million in the comparable period in 1998. During the quarter, the Company completed the successful domestic launch of its new MeroGel(TM) bioabsorbable sinus packing product line, which received FDA approval in the first quarter of 1999. MeroGel performs the same functions as traditional sinus packing products, but the body absorbs it within 14 days, thus eliminating the need for the surgeon to remove the material postoperatively. The Company's new LandmarX(TM) image guided surgery system and KeraCel(R) line of disposable LASIK instruments continued to provide important incremental new product revenues as well. These new products, combined with continued strength in the Company's flagship XPS 2000 StraightShot(R) power resection system primarily for sinus surgery and its NIM-2(R) XL nerve integrity monitoring system, used in head and neck surgery, helped drive the Company's domestic performance.

International net sales increased 42.6% for the quarter compared with the second quarter of 1998. Excluding sales of $2.1 million related to MicroFrance, international sales increased 11.6% for the quarter, or 12.7% without the unfavorable effects of foreign currency comparisons. The Company generated good growth in most major markets during the quarter with the U.K., Mediterranean Europe and the Asia/Pacific region producing the strongest results. The Latin America region reported sales declines versus the prior year due primarily to a challenging economic environment. Latin America sales represented approximately 1% of Company sales during the quarter.

Xomed's non-ENT sales, which account for 17% of total sales, increased 27.3% during the quarter due primarily to laparoscopic instrument sales from the MicroFrance acquisition and strong performance by the Solan Ophthalmology division, which grew 17.0% when compared to last year's second quarter.

For the six months ended July 3, 1999, net sales increased 30.8% to $57.0 million from $43.6 million in the comparable period of 1998. The first six months of 1999 included $4.3 million in net sales related to MicroFrance. In the ENT business, sales increased 30.6% over the prior comparable period and domestic ENT sales increased by 27.7% to $32.6 million from $25.5 million in the comparable period in 1998. During the first six months, the Company completed its full domestic launch of the new LandmarX(TM) image guided surgery system, which is used primarily in conjunction with endoscopic sinus surgery. This new product launch, combined with continued strength in the Company's flagship XPS 2000 StraightShot(R) power resection system, its NIM-2(R) XL nerve integrity monitoring system and other product launches mentioned above helped drive the Company's domestic performance. In addition, sales in the relatively mature domestic otology market increased 19.0% to $6.4 million as compared to $5.3 million for the comparable period in 1998. Domestic ophthalmic sales increased 16.0% to $5.1 million from $4.4 million.

International ENT sales increased by 37.5% to $14.7 million for the six-month period as compared to $10.7 million for the same period in 1998. Excluding ENT sales of $2.4 million related to MicroFrance, international ENT sales increased 15.2% for the six month period to $12.3 million. In addition to the sales of MicroFrance, the Company realized strong growth in most major markets, especially the Asia/Pacific region and Japan, where sales increased by more than 47% for the first six months of 1999 as compared to the comparable period in 1998. The increase in ENT sales was primarily the result of strong growth in the Company's XPS product line, where sales grew more than 46% versus the prior year's first six months.

         COST OF SALES AND GROSS MARGIN. Cost of sales increased 28.0% to $11.4 million in the three months ended July 3, 1999 as compared to $8.9 million in the comparable period of 1998, which is consistent with the increase in net sales of 28.4% for the period. Gross margin improved slightly to 61.1% in 1999 from 61.0% in 1998. For the six months ended July 3, 1999, cost of sales increased 30.7% to $22.2 million from $17.0 million in the prior comparable period. The increase in cost of sales for the period is comparable to the increase in total net sales of 30.8%. Gross margin for both six-month periods was 61.0%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.1%, or $2.1 million in the three months ended July 3, 1999 from the comparable period in 1998. For the six-months ended July 3, 1999, expenses increased $28.6%, or $4.8 million. Expenses for 1999 include the operations of MicroFrance as well as integration expenses related to the acquisition of MicroFrance. Additionally, the increase in expenses from 1998 to 1999 was partially caused by marketing expenses related to the new LandmarX(TM) image guided surgery system, transition of some ophthalmic sales from distributors to an internal sales force and variable expenses related to sales. As a percent of sales, selling, general and administrative expenses were 36.8% for the three months ended July 3, 1999 as compared to 38.1% for the comparable period in 1998, and 37.9% for the current six-month period compared to 38.6% for the prior year six-month period.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 12.5% to $1.3 million in the three months ended July 3, 1999 from $1.2 million in the comparable period of 1998, and decreased as a percent of sales to 4.5% from 5.1%. For the comparable six-month periods, research and development expenses increased 15.8% in 1999 to $2.7 million from $2.3 million in 1998, and decreased as a percent of sales to 4.7% from 5.4%. The decreases as a percent of sales for both the three and six-month periods ended July 3, 1999 from the comparable periods in 1998 are primarily due to increased sales related to MicroFrance and the LandmarX(TM) image guided surgery system without associated research and development expenses.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased 19.3% to $697,000 for the three months ended July 3, 1999 from $584,000 in the comparable period of 1998, and increased 18.3% to $1.4 million for the six months ended July 3, 1999 from $1.2 million in the comparable period of 1998. The increase in amortization is primarily related to goodwill of $9.0 million recognized from the purchase of MicroFrance at December 30, 1998, which is being amortized over a 25-year period.

         WRITE-OFF OF NON-PRODUCTIVE ASSETS. The second quarter of 1999 includes a write-off of non-productive assets of $286,000. The assets were primarily from the manufacturing area and relate to the Company's efforts to be more efficient in the manufacturing process.

         INTEREST AND OTHER. Net interest and dividend income in the second quarter of 1999 was $52,000 as compared to $62,000 in the comparable quarter of 1998, and $86,000 for the first half of 1999 as compared to $92,000 in 1998. Interest and dividend income has decreased from the level seen in the third and fourth quarter of 1998 due to the purchase of MicroFrance. Net other income was $385,000 for the three months ended July 3, 1999 compared to $28,000 for the comparable period of 1998, and $474,000 for the six-month period in 1999 compared to $68,000 in the prior year. The increase in other income in 1999 relates primarily to the sale of the Company's investment portfolio which resulted in other income of $323 and $417 for the three-month and six-month periods ending July 3, 1999, respectively.

         INCOME TAXES. The Company's effective tax rate was 38.1% for the three months ended July 3, 1999 and 39.5% for the prior comparable period, and 37.8% for the six months in 1999 as compared to 39.5% for the comparable period in 1998. The decrease in the effective tax rate is primarily due to the dividend-received exclusion on dividend income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into an Amended and Restated Credit Agreement with its bank in May 1997 under which it may borrow through a revolving credit facility (the "line of credit") up to $25 million to be used for working capital needs and potential acquisitions. At July 3, 1999, approximately $23 million was available under the line of credit.

         During the six months ended July 3, 1999, operating activities provided cash of $10.2 million as compared to $5.6 million in the comparable period of 1998. The increase in cash from operations was primarily due to increased net income, accounts payable and accrued expenses, and lower inventory, which was partially offset by increases in accounts receivable and other assets. In the first six months of 1999, cash provided by inventory, accounts payable and accrued expenses was approximately $5.1 million compared to $1.0 million in the comparable period of 1998. Inventory decreased due to the implementation of certain inventory management initiatives undertaken during the period; and accounts payable and accrued expenses increased due to the addition of MicroFrance and higher income taxes payable. The increase in accounts receivable is due to growth in sales.

         Cash provided by investing activities was $12.2 million in the first six months of 1999 as compared to cash used in investing activities of $2.4 million in the prior comparable period. Cash of $17.0 million was provided by the sale of investment securities which was partially offset by the purchase of $4.7 million of capital assets, most of which relates to the expansion of the Company's headquarters facility in Jacksonville, Florida. The Company expects to spend an additional $3.5 million in 1999 on its headquarters expansion.

         Cash used in financing activities was $12.3 million for the six months ended July 3, 1999 as compared to $100,000 provided in the comparable period of 1998. In 1999, the Company used the proceeds from the sale of investment securities to pay $13.1 million outstanding under the line of credit. The exercise of stock options provided $767,000 in 1999 as compared to $100,000 in 1998.

         Based on the Company's ability to generate cash flow from operations and with the availability of borrowing under its line of credit, the Company believes it will be able to finance its working capital and expansion needs for at least the next 24 months.

FINANCIAL INSTRUMENTS AND MARKET RISK MANAGEMENT

         During 1999, the Company liquidated its entire preferred stock portfolio which had been hedged by short sales of U.S. Treasury Bond futures in order to reduce the effect of interest rate risks. The short sales of U.S. Treasury Bond futures have been closed out, therefore the Company is no longer at risk for changes in the value of U.S. Treasury Bond futures.

         The Company uses short-term forward exchange contracts on its foreign currency receivables due from its subsidiaries. See Item 3, Qualitative and Quantitative Disclosures about Market Risk.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 2000, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position.

YEAR 2000

         The Company has substantially completed an internal assessment of its operations, including its information systems, financial systems and its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company's focus on this issue is to avoid any adverse effect on business operations and ensure that transactions with customers, suppliers, and financial institutions are fully supported. The Company has performed limited testing of systems, and has not discovered any significant potential Year 2000 problems. The Company is in the process of converting the primary business software used in three of its international offices located in France, the U.K. and Canada to new software consistent with that used in its headquarters' operation. The purpose of the upgrades is to enhance operational efficiencies by utilizing business systems at the Company's foreign sites that are integrated with the Company's U.S. operations. Although the reason for the upgrades is not related to the Year 2000 issue, the current business systems at these three facilities are not Year 2000 compliant. The Company expects to have all three facilities converted to the new business system by November 1999. In addition, the Company has contingency plans in place to upgrade the current systems at the three facilities in the event the conversion to the new system is not completed as scheduled. While the Company believes it has adequate resources and time to complete the conversions as planned, failure to complete the conversions prior to the end of the year, combined with an unsuccessful upgrade of the existing software, could significantly impair the Company's ability to carry on normal business functions at the three facilities involved. These three operations generated approximately $9.1 million in revenue in the six months ended July 3, 1999. The Company plans to devote the necessary resources to resolve any significant Year 2000 issues in a timely manner. Most of the costs incurred to date have been internal time and costs related to investigating and testing related to the Year 2000 issue. These costs are immaterial to date. No significant additional costs are expected to be incurred to address Year 2000 issues.

         The Company has surveyed its significant suppliers, customers and other third parties to determine their Year 2000 readiness and, to date, has received responses from approximately 75% of those surveyed, a majority of whom have certified they are compliant. The Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999. The Company has also initiated a formal program to advise customers, distributors and suppliers of the Year 2000 issue; however, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

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

         In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption. The Company has begun to develop contingency plans and intends to fully develop such plans in fiscal year 1999. Based on existing information, the Company believes the anticipated spending to become Year 2000 compliant will not have a material adverse effect on the Company's financial condition, cash flows or results of operations. Nevertheless, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         A portion of the Company's operations consists of sales and manufacturing activities in foreign markets. The Company manufactures its products in the United States and sells them outside the U.S. through a combination of international distributors and five wholly-owned subsidiaries. The Company also manufactures hand held instruments at its subsidiary, MicroFrance. Sales from the U.S. operations to the third party distributors are in U.S. dollars and sales to the wholly-owned subsidiaries are in their local currencies.

         The Company uses short-term forward exchange contracts on its foreign currency receivables due from its subsidiaries. Hypothetically, if exchange rates were to change by 10% as compared to the U.S. Dollar, the effect on the Company's receivables from its foreign subsidiaries would be materially offset by the Company's hedge. The Company also translates the earnings and balance sheets of its foreign subsidiaries from their functional-local currency into U.S. dollars at the end of each month. As of the beginning of 1999, the result of a uniform 10% strengthening in the value of the U.S. Dollar relative to the currencies in which the Company's foreign subsidiaries operate would have affected income from operations by approximately $100,000 for the six month period ending July 3, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition, the Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices. The effect of translation of the balance sheets of the foreign subsidiaries does not affect income, but is recorded as a component of shareholders' equity. The cumulative translation adjustment recorded in shareholders equity increased from $122 thousand at December 31, 1998 to $1.6 million at July 3, 1999 due to the weakening of the Euro and the increased significance in assets held in France due to the Company's acquisition of MicroFrance on December 30, 1998.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Company held its 1998 annual meeting of stockholders on May 13, 1999. At the meeting all of the Company's directors were elected to serve until the next annual meeting of stockholders and until their respective successors are elected and so qualify. The vote for each nominee for director was as follows:


               NAME OF DIRECTOR                       VOTES FOR                          WITHHELD
        ------------------------------- -------------------------------------- -----------------------------
        James T. Treace                               9,493,543                           2,928
        Richard B. Emmitt                             9,493,318                           3,153
        William R. Miller                             9,493,543                           2,928
        James E. Thomas                               9,493,242                           3,229
        Elizabeth H. Weatherman                       9,492,052                           4,419

         The appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1999 was ratified. The vote on such appointment was as follows: 9,494,135 shares "for," 103 shares "against" and 2,233 shares "abstain."

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

           EXHIBIT NO.      DESCRIPTION
           -----------      -----------

           10.20 Employment Agreement dated as of March 22, 1999 between the Company and Mark J. Fletcher

           27               Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.



                                       XOMED SURGICAL PRODUCTS, INC.
                                       ---------------------------------------
                                                    (Registrant)

Date  August 13, 1999
    ---------------------              ---------------------------------------
                                       James T. Treace, Chairman, President
                                       and Chief Executive Officer (duly
                                       authorized officer)


Date  August 13, 1999
    ---------------------              ---------------------------------------
                                       Thomas E. Timbie, Vice President and
                                       Chief Financial Officer (principal
                                       financial officer)

                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT, dated as of March 22, 1999, is made between Xomed Surgical Products, Inc., a Delaware corporation (the "Company"), and Mr. Mark J. Fletcher (the "Employee").

         1. EMPLOYMENT. The Company hereby employs the Employee and the Employee hereby accepts employment all upon the terms and conditions herein set forth.

         2. DUTIES. The Employee is engaged as Vice President, Ophthalmic and President, Solan Division of the Company and hereby promises to perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Company in connection with the conduct of the Company's businesses.

         3. EXTENT OF SERVICES. The Employee shall devote his entire time, attention and energies to the business of the Company and shall not, during the term of this Agreement, be engaged in any other business activity, regardless of whether such business activity is pursued for gain, profit or other pecuniary advantage; but this shall not be construed as preventing the Employee from investing his personal assets in businesses which do not compete with the Company in such form or manner as will not require any services on the part of the Employee in the operation of the affairs of the companies in which such investments are made and in which his participation is solely that of an investor, and except that the Employee may purchase securities in any corporation whose securities are regularly traded provided that such purchase shall not result in his collectively owning beneficially at any time one percent (1%) or more of the equity securities of any corporation engaged in a business competitive to that of the Company.

         4.  COMPENSATION.

                  (a) For services rendered under this Agreement, the Company shall pay the Employee an aggregate salary of $173,500 per annum (the "Base Salary"), payable (after deduction of applicable payroll taxes) in equal installments on every other Friday of each month or on the preceding business day if such day is a holiday.

                  (b) In addition to salary payments under paragraph 4(a) above, the Employee shall be eligible for and participate in the Key Executive Bonus Program adopted by the Company, which program provides for a bonus in an amount up to 40% of the Employee's salary upon attainment of the bonus criteria. The Employee shall also be eligible for and participate in such fringe benefits as shall be generally provided to executives of the Company, including medical insurance and retirement programs which may be adopted from time to time during the term hereof by the Company. The Employee shall be responsible for making any generally applicable employee contributions required under such fringe benefit programs.

                  (c) During the term of this Agreement, the Employee shall be eligible for participation in the Company's 1996 Stock Option Plan, which plan is administered by the Company's Compensation Committee.

                  (d) The Compensation Committee of the Company shall review the Employee's compensation at least once per year and award such bonuses or make such increases to the Base Salary as the Compensation Committee, in its sole discretion, determines are merited, based upon the Employee's performance and consistent with compensation policies of the Company.

         5. SICK LEAVE AND VACATION. During the term of this Agreement, the Employee shall be entitled to annual vacation of at least three (3) weeks in length each year, or such greater time period if permitted by Company policy. The Employee shall also be entitled to sick leave consistent with Company policy.

         6. EXPENSES. During the term of this Agreement, the Company shall reimburse the Employee for all reasonable out-of-pocket expenses incurred by the Employee in connection with the business of the Company and in performance of his duties under this Agreement upon the Employee's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

         7.  TERM.

                  (a) The Employee's employment under this Agreement shall commence on the date first set forth above and shall expire on the first anniversary of such date. Notwithstanding the foregoing, the parties hereto may, subject to paragraph 7(b) below, terminate the Employee's employment under this Agreement as follows:

                            (i) by the Company upon 30 days' notice if the
Employee becomes physically or mentally incapacitated or is injured so that he is unable to perform the services required of him hereunder and such inability to perform continues for a period in excess of six months and is continuing at the time of such notice; or

                           (ii) by the Company for "Cause" upon notice of such
termination to the Employee. For purposes of this Agreement, the Company shall have "Cause" to terminate its obligations hereunder upon (A) the determination by the Board of Directors of the Company (the "Board") that the Employee has ceased to perform his duties hereunder (other than as a result of his incapacity due to physical or mental illness or injury), which failure amounts to an intentional and extended neglect of his duties hereunder, (B) the Employee's death, (C) the Board's determination that the Employee has engaged or is about to engage in conduct materially injurious to the Company, (D) the Employee's having been convicted of a felony, or (E) the Employee's participation in activities proscribed by the provisions of paragraphs 9 or 10 hereof or material breach of any of the other covenants herein; or

                            (iii) (A) by the Company without Cause upon 30 days'
notice of such termination to the Employee (other than in connection with a Solan Change of Control (as defined below)) or (B) by the Employee for "Good Reason" (as defined below) within twelve (12) months following a Change of Control (as defined below) upon 30 days' notice of such termination to the Company. For purposes of this Agreement, "Good Reason" shall mean (a) the assignment to the Employee by the Company of duties inconsistent with the Employee's position, authority, duties, responsibilities or status with the Company as in effect immediately after the date of execution of this Agreement, including, but not limited to, any reduction whatsoever in such position, authority, duties, responsibilities or status, or a change in the Employee's titles or offices, as then in effect, or any removal of the Employee from, or any failure to reelect the Employee to, any of such positions, except in connection with the termination of his employment on account of his death, disability, or for Cause, (b) the failure by the Company to pay to the Employee the Base Salary and bonus, if any, in accordance with paragraphs 4(a) and 4(b) hereof, (c) the failure by the Company to allow the Employee to participate in the Company's employee benefit plans generally available from time to time to senior executives of the Company or (d) the failure of the Company to have any successor to the Company assume this Agreement. For purposes of this Agreement, "Change of Control" shall mean the occurrence of any of the following events:

                  (x) The approval by the stockholders of the Company of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

                  (y) Any approval by the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

                  (z) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of
                             1934), other than Warburg, Pincus Investors, L.P., becoming the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company's then outstanding voting securities.

                      (iv) Within three months from the date of a "Solan Change of Control" by the Company or by the Employee in each case upon thirty days notice of such termination to the other party. For purposes of this Agreement, "Solan Change of Control" shall mean the occurrence of any of the following events:

                  (i) The Company divests, dissolves, discontinues, disposes of, exchanges or transfers to a third party all or a portion of its Solan Division product line (the "Solan Division"), and such transaction results in the Solan Division having revenues after giving pro forma effect to such transaction as if it occurred during the four full fiscal quarters immediately preceding the date of such transaction that are less than fifty percent (50%) of its actual revenues for such period (in making such pro forma calculation, the Company will treat such transaction as having occurred on the first day of such Period); provided, however, no Solan Change of Control shall have occurred if, in connection with any such transaction:

                                            (a) The third party transferee in
                                    such transaction offers the Employee a
                                    comparable position which includes duties reasonably consistent with the Employee's position, authority, duties, responsibilities or status with the Company as in effect immediately prior to the date of any such transaction; or

                                            (b) The Company offers Employee a
                                    comparable position with the Company which includes duties reasonably consistent with the Employee's position, authority, duties, responsibilities or status with the Company as in effect immediately prior to the date of such transaction; or

                  Notwithstanding anything herein to the contrary, in no event shall the occurrence of a Change of Control constitute a Solan Change of Control. In the event a Change of Control occurs, the terms of this Agreement relating to Change of Control shall expressly govern if they conflict in any way with definitions of a Solan Change of Control.

                  (b) (i) If this Agreement is terminated pursuant to paragraph 7(a)(i) above, the Employee shall receive salary continuation pay from the date of such termination until the first anniversary of the date hereof at the rate of 75% of the Base Salary, reduced by applicable payroll taxes and further reduced by the amount received by the Employee during such period under any Company-maintained disability insurance policy or plan or under Social Security or similar laws. Such salary continuation payments shall be paid periodically to the Employee as provided in paragraph 4(a) for the payment of the Base Salary.

                     (ii) If this Agreement is terminated pursuant to paragraph 7(a)(ii) above, the Employee shall receive no salary continuation pay or severance pay.

                    (iii) If this Agreement is terminated pursuant to paragraph 7(a)(iii) above, the Employee shall (A) receive salary continuation pay for a period equal to the greater of (1) six (6) months or (2) the applicable period under the Company's then-current severance policy from and after the date of such termination (the "Salary Continuation Period") at a rate equal to the Base Salary and (B) during the Salary Continuation Period remain eligible for other benefits normally available to executives of the Company, including, but not limited to, health insurance and the monthly car allowance payable to the Employee hereunder. Such payments (less applicable payroll taxes) shall be paid periodically to the Employee as provided in paragraph 4(a) for the payment of the Base Salary.

                    (iv) If this Agreement is terminated pursuant to paragraph 7(a)(iv) above, the Employee shall (A) receive salary continuation pay for a period equal to twelve (12) months (the "Solan Salary Continuation Period") at a rate equal to the Base Salary and (B) during the Solan Salary Continuation Period remain eligible for other benefits normally available to executives of the Company, including, but not limited to, health insurance and the monthly car allowance payable to the Employee hereunder. Such payments (less applicable payroll taxes) shall be paid periodically to the Employee as provided in paragraph 4(a) for the payment of the Base Salary; so long as the Employee:

                                            (w) uses his best efforts to assist
                                    the Company in all activities and actions associated with the Solan Change in Control (if requested to do so by the Company); and

                                            (x) for the duration of the Solan
                                    Salary Continuation Period, does not
                                    interfere with, disrupt or attempt to
                                    disrupt the relationship, contractual or otherwise, between the Company and any customer, supplier, lessor, lessee or employee of the Company.

                  (c) During the Salary Continuation Period or the Solan Salary Continuation Period, as applicable, the Employee shall be under no obligation to mitigate the costs to the Company of the payments under paragraph 7(b)(iii) or 7(b)(iv) above.

                  (d) Not later than ninety (90) days prior to the expiration of the stated term of the Agreement, the parties shall begin to negotiate in good faith the terms of any extension of this Agreement, provided that no party shall be under any obligation to enter into such an extension.

         8. REPRESENTATIONS. The Employee hereby represents to the Company that
(a) he is legally entitled to enter into this Agreement and to perform the services contemplated herein, and (b) he has the full right, power and authority, subject to no rights of third parties, to grant to the Company the rights contemplated by paragraph 10 hereof.

         9. DISCLOSURE OF INFORMATION. The Employee recognizes and acknowledges that the Company's and its predecessors' trade secrets, know-how and proprietary processes as they may exist from time to time are valuable, special and unique assets of the Company's businesses, access to and knowledge of which are essential to the performance of the Employee's duties hereunder. The Employee will not, during or after the term of his employment by any of the Company, in whole or in part, disclose such secrets, know-how or processes to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall the Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except the Company) under any circumstances during or after the term of his employment, provided that after the term of his employment these restrictions shall not apply to such secrets, know-how and processes which are then in the public domain (provided further that the Employee was not responsible, directly or indirectly, for such secrets, know-how or processes entering the public domain without the Company's consent).

         10. INVENTIONS. The Employee hereby sells, transfers and assigns to the Company or to any person, or entity designated by the Company all of the entire right, title and interest of the Employee in and to all inventions, ideas, disclosures and improvements, whether patented or unpatented, and copyrightable material, made or conceived by the Employee, solely or jointly, during the term hereof which relate to methods, apparatus, designs, products, processes or devices, sold, leased, used or under consideration or development by the Company or any of its predecessors, or which otherwise relate to or pertain to the business, functions or operations of the Company or any of its predecessors or which arise from the efforts of the Employee during the course of his employment for the Company or any of its predecessors. The Employee shall communicate promptly and disclose to the Company, in such form as the Company requests, all information, details and data pertaining to the aforementioned inventions, ideas, disclosures and improvements; and the Employee shall execute and deliver to the Company such formal transfers and assignments and such other papers and documents as may be necessary or required of the Employee to permit the Company or any person or entity designated by the Company to file and prosecute the patent applications and, as to copyrightable material, to obtain copyright thereof. Any invention relating to the business of the Company and disclosed by the Employee within one year following the termination of this Agreement shall be deemed to fall within the provisions of this paragraph unless proved to have been first conceived and made following such termination.

         11. COVENANTS NOT TO COMPETE OR INTERFERE. For a period ending six (6) months from and after the termination of the Employee's employment hereunder other than in connection with a Solan Change of Control or twelve (12) months in the event of termination due to a Solan Change of Control, the Employee shall not (whether as an officer, director, owner, employee, partner or other direct or indirect participant) engage in any Competitive Business. "Competitive Business" shall mean the manufacturing, supplying, producing, selling, distributing or providing for sale of (A) any product, device or instrument manufactured from or using polyvinal acetal (PVAc) material or technology or (B) any eye, ear, nose or throat product, device or instrument (x) of a type manufactured or sold by the Company or its subsidiaries or (y) in clinical development sponsored by the Company or its subsidiaries, in each case, as of the date of termination of the Employee's employment. For such period, the Employee shall also not interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company or its subsidiaries and any customer, supplier, lessor, lessee or employee of the Company or its subsidiaries. It is the intent of the parties that the agreement set forth in this paragraph 11 apply in all parts of the world.

                  Employee agrees that a monetary remedy for a breach of the agreement set forth in this paragraph 11 will be inadequate and impracticable and further agrees that such a breach would cause the Company irreparable harm, and that the Company shall be entitled to temporary and permanent injunctive relief without the necessity of proving actual damages. In the event of such a breach, Employee agrees that the Company shall be entitled to such injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions as a court of competent jurisdiction shall determine.

                  It is the desire and intent of the parties that the provisions of this paragraph 11 shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular portion of this paragraph 11 shall be adjudicated to be invalid or unenforceable, this paragraph 11 shall be deemed curtailed, whether as to time or location, to the minimum extent required for its validity under the applicable law and shall be binding and enforceable with respect to the Employee as so curtailed, such curtailment to apply only with respect to the operation of this paragraph in the particular jurisdiction in which such adjudication is made. If a court in any jurisdiction, in adjudicating the validity of this paragraph 11, imposes any additional terms or restrictions with respect to the agreement set forth in this paragraph 11, this paragraph 11 shall be deemed amended to incorporate such additional terms or restrictions.

         12. INJUNCTIVE RELIEF. If there is a breach or threatened breach of the provisions of paragraphs 9, 10 or 11 of this Agreement, the Company shall be entitled to an injunction restraining the Employee from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

         13. CAR ALLOWANCE. The Employee shall be entitled to a monthly allowance of $650.00, which the Employee may utilize to cover expenses relating to the use of his personal automobile. The Employee shall be responsible for all expenses related to the ownership and operation of such automobile, including, but not limited to, insurance, repairs, registration fees and maintenance costs. The Company shall not be responsible for any costs, expenses or other obligations related to such automobile other than the monthly allowance payable hereunder.

         14. INSURANCE. The Company may, at its election and for its benefit, insure the Employee against accidental loss or death, and the Employee shall submit to such physical examination and supply such information as may be required in connection therewith.

         15. NOTICES. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and if sent by registered mail to Mark J. Fletcher, 3810 Brampton Island Court, Jacksonville, Florida 32224, in the case of the Employee, or to Xomed Surgical Products, Inc., 6743 Southpoint Drive North, Jacksonville, Florida 32216, in the case of the Company, or to such other officer or address as the Company shall notify the Employee.

         16. WAIVER OF BREACH. A waiver by the Company or Employee of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

         17. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida.

         18. ASSIGNMENT. This Agreement may be assigned, without the consent of the Employee, by the Company to any person, partnership, corporation, or other entity which has purchased substantially all the assets of such Company, provided such assignee assumes all the liabilities of such Company hereunder.

         19. ENTIRE AGREEMENT. This instrument contains the entire agreement of the parties and supersedes any and all agreements, letters of intent or understandings between the Employee and the Company, its subsidiaries or any of the Company's principal shareholders including, but not limited to, the Letter Agreement dated November 4, 1996 between the Company and the Employee. It may be changed only by an agreement in writing signed by a party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day first hereinabove written.


                                       XOMED SURGICAL PRODUCTS, INC.



                                       By: /s/ JAMES T. TREACE
                                          -------------------------------------
                                          Name: James T. Treace
                                          Title: President, CEO



                                       EMPLOYEE



                                       /s/ MARK J. FLETCHER
                                       ----------------------------------------
                                           Mark J. Fletcher